Form 10KSB
period 2001-03-31
NETWORK CAPITAL INC
filed 2001-07-16
CIK 1129279

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March
31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                  Commission File No. 000-32155


                      NETWORK CAPITAL, INC.
     (Exact name of small business issuer as specified in its
                            charter)

           Minnesota                        41-0829057
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)


             5805 West 61st Street, Edina, MN 55436
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (612) 927-8033

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: common stock, $.01 par value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-
affiliates:  $0

As of March 31, 2001, the Registrant had outstanding 4,050,000 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                           Page

Part I

1.   Description of Business                                          3

2.   Description of Property                                          7

3.   Legal Proceedings                                                7

4.   Submission of Matters to a Vote of Security Holders              7
Part II

5.   Market for Common Equity and Related Stockholder Matters         7

6.   Management's Discussion and Analysis and Plan of Operations      8

7.   Financial Statements                                             8

8.   Changes in and Disagreements with Accountants                    8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control             9
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                           9

11.  Security Ownership of Certain Beneficial Owners and Management   9

12.  Certain Relationships and Related Transactions                  10

13.  Exhibits and Reports on Form 8-K                                10

Signatures                                                           11

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     The Company was formed as a Minnesota corporation in May 1959 under the name of Fast Car Wash Co. In September 1968 the Company amended and restated its articles of incorporation and changed its name to Eagle Industries, Inc., organized for the purpose of seeking a favorable business opportunity. In September 1991 the Company transferred its operations into Iowa Dirt Farms Ltd. Partnership of Minnesota (Iowa Dirt Farms) for a 37.5% general partner interest in the partnership. After that date the Company operated as a holding company. Iowa Dirt Farms filed a petition for bankruptcy under Chapter 7 in 1993. In January 1997 the Company changed its name from Eagle Holdings, Inc. to Network Capital, Inc.

     In 1995 the Company had 1,687,624 shares of common stock issued and outstanding. In 1996 the Company issued 31,104 shares of common stock in settlement of certain liabilities attributed to the Company during the Iowa Dirt Farms bankruptcy proceedings. In 1996 the Company issued 12,000 shares of common stock in exchange for convertible debentures at $1.50 per share. During 1997 and 1998 the Company issued an additional 2,250,000 shares of common stock to reimburse its President for monies advanced, expenses incurred, services rendered and interest incurred in settling the foregoing claims against Iowa Dirt Farms.

     The Company is now seeking a favorable business opportunity in which to participate. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company will investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officer and director, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officer and director and his affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officer and director. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including the officer and director, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including the officer and director, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     The Company's operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company's present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

     The Company is a development stage company and currently has no employees. The Executive officer will devote only such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately 20 hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

      The  Company uses offices, rent free, located at 5805  West
61st Street, Edina, MN 55436, which is provided by its officer and director.

ITEM 3.  LEGAL PROCEEDINGS

     In 1993 Iowa Dirt Farms filed a petition for bankruptcy under Chapter 7 and received a discharge from its liabilities in 1995. During these proceedings, certain liabilities of Iowa Dirt Farm were attributed to the Company. In 1996, although creditors had not pursued any collection efforts, the Company issued 31,104 shares of common stock in settlement of certain liabilities. An additional $4,729 in Iowa Dirt Farm liabilities were attributed to the Company in the bankruptcy proceedings. The Company continues to dispute these liabilities. Through December 1999 the creditors have not contacted the Company regarding these contingent liabilities.

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2001 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has not been a public trading market for the Company's common stock since the Company's inception, nor is there any assurance that a trading market for the common stock will be established in the future.

     At March 31, 2001, there are 382 holders of the Company's
4,050,000 shares of issued and outstanding common stock, $0.01 par value. All outstanding shares are restricted.

     The Company has never declared a dividend on its Common
Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

     The following is a detailed list of securities sold within the past three years without registering under the Securities Act. In each transaction, the shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No brokers were involved in the transactions and no commissions were paid to any person. On the basis of their position with the Company or engagement by the Company, the Company believes each of the purchasers was either accredited or sophisticated and had such knowledge of the business and financial condition of the Company so as to make an informed investment decision

     In March 1999 the Company issued 14,558 shares of common stock to its President, Bruce Cairney, for funds advanced for the benefit of the Company in the amount of $437.

     In March 1999 the Company issued 4,714 shares of common stock to Robert D. Schwartz for services rendered to the Company valued at $1,478.

     In March 2000 the Company issued 50,000 of common shares to its President, Bruce Cairney, for funds advanced for the benefit of the Company in the amount of $1,500.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

Years Ended March 31, 2001 and 2000

     The Company had no revenue from continuing operations for the fiscal years ended March 31, 2001 and 2000.

     General and administrative expenses for the years ended March 31, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $13,480 and $6,567 for the periods ended March 31, 2001 and 2000, respectively. General and administrative expenses for the year ended March 31, 2001 were greater due to expenses incurred to bring the Company's corporate and financial records current and file reports with the Securities and Exchange Commission.

     As a result of the foregoing factors, the Company realized a net loss of $13,480 and $6,567 for the years ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

     At December 31, 2001, the Company had a working capital deficit of $6,574. Management does not believe that the Company has sufficient cash to meet the anticipated needs of the Company's operations through the next 12 months. In the past the Company's sole director has provided capital through the purchase of common stock. In June 2001, the Company sold 88,000 shares of restricted common stock to an accredited investor for $5,000 in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 to obtain capital to pay the Company's liabilities. The Company's sole director or other persons may provide additional debt or equity financing in the future, but there is no written agreement or commitment to do so. Should these persons fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the name, age, and position of the Company's director and officer.

Name                Age  Positions                      Since

Bruce Cairney       54   President and Director         1990

     All directors hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.
All officers hold office at the discretion of the Board of Directors

     The following is information on the business experience of the Company's director and officer.

     Bruce Cairney. Mr. Cairney has been the principal owner and President since 1948 of Siskiyou, Inc., a private company located in Minneapolis, Minnesota engaged in the computer consulting business. Since 1986 Mr. Cairney has been a director of Corona Equities, Inc. of Edina, Minnesota, a public company seeking a business venture.

     Other Reporting Company Activities. The possibility exists that the officer and director of the Company, Bruce Cairney, could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officer and director as management in other reporting companies that may also be seeking to acquire a business opportunity, which may be difficult, if not impossible, to resolve in the best interest of the Company. Failure by management to conduct the Company's business in its best interest may result in liability of management to the Company's shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's officer and director does not receive any compensation for services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The officer and director of the Company will not receive any finder's fee from the Company as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of March 31, 2001, the number and percentage of the 4,050,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                     Common         Percent of
                                     Shares         Class

Bruce Cairney (1)                    1,081,391      27
5805 West 61st Street
Edina, MN 55436

George Fredericks                    325,000        8
1625 Utah Drive
St. Louis Park, MN 55426

Inter-Ad, Inc. (2)                   390,000        10
2801 West 28th Street
Minneapolis, MN 55416

Intergrowth Fund, Inc. (2)           300,000        7
2801 West 28th Street
Minneapolis, MN 55416

Craig Laughlin                       350,000        9
11900 Wayzata Blvd., Suite 100
Hopkins, MN 55305

Patrick L. Riggs                     325,000        8
2187 Seventh Street, East
St. Paul, MN 55119

All Executive officers and           1,081,391      27
  Directors as a Group (1 person)

(1) Mr. Cairney is the sole director and officer of the Company. The number of shares held by Mr. Cairney includes 140,000 shares held of record by his spouse, 264,112 shares held of record by his sons, 335,000 shares held of record by Siskiyou, Inc., a private corporation owned and controlled by Mr. Cairney, and 285,000 shares held of record by Vashon, Inc., a private corporation owned and controlled by Mr. Cairney.

(2) Richard Prescott of Minneapolis, Minnesota is the controlling officer and director of Inter-Ad, Inc., and Intergrowth Fund, Inc., so he may be deemed to have investment and voting control over the shares held by those corporations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company uses offices, rent free, located at 5805 West
61st Street, Edina, MN 55436, which is provided by its officer and director.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

     None.

Form 8-K Filings.

     No reports on Form 8-K were filed for the fourth quarter year ended March 31, 2001.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK CAPITAL, INC.

Date:  July 11, 2001              /s/ Bruce Cairney
                                  President, Secretary &
                                  Treasurer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 11, 2001                     /s/ Bruce Cairney, Director

                      NETWORK CAPITAL, INC.
                  [A Development Stage Company]




                              INDEX

                                                               PAGE

Independent Auditors' Report                                    13

Balance Sheet as of March 31, 2001                              14

Statements of Operations for the Years Ended March 31, 2001
And 2000, and Reentrance into Development
Stage (April 1, 1995) to March 31, 2001.                        15

Statements of Stockholders' Equity (Deficit) from Reentrance
into Development Stage (April 1, 1995) to March 31, 2001.       16

Statements of Cash Flows for the Years Ended March 31, 2001
and 2000, and Reentrance into Development
Stage (April 1, 1995) to March 31, 2000                         18

Notes to Financial Statements                                   19

     Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Network Capital, Inc.
   (A Development Stage Company)
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Network Capital, Inc. as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from reentrance into development stage (April 1, 1995) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Capital, Inc. as of March 31, 2001 and 2000, and the results of operations and cash flows for the years then ended and the period from reentrance into development stage (April 1, 1995) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the ultimate recoverability of investments in the development stage and continuance of the Company as a going concern is dependent on future profitable operations, which presently cannot be determined.

/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
July 16, 2001


      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
       Telephone: (952)858-7207        Fax: (952)858-7202
                Email: callahan_johnston@msn.com

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS


                                                 March 31,
                                            2001          2000
        ASSETS

Current assets:
Cash                                     $        -    $      -
Attorney's Trust Account                        178           -

Total current assets and
  total assets                           $      178    $      -



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses    $   6,725    $   5,067

Total current liabilities                    6,725        5,067

Stockholders' equity (deficit):
Undesignated stock: $.01 par value;
5,000,000 shares authorized; none
issued and outstanding                           -           -
Common stock: $.01 par value;
50,000,000 shares authorized;
issued and outstanding 4,132,000 and
4,050,000, respectively,                    41,320      40,500
Additional paid-in capital                  559,983    548,803
Accumulated deficit                        (512,462)  (512,462)
Deficit accumulated during the
development stage                           (95,388)   (81,908)

Total stockholders' equity (deficit)         (6,547)    (5,067)

Total liabilities and stockholders'
  equity (deficit)                        $     178   $      -


         The accompanying notes are an integral part of these financial statements.

                          NETWORK CAPITAL, INC.
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS


                                                       Reentrance Into
                                                         Development
                                                            Stage
                                 Years Ended March 31,       To
                                    2001       2000     March 31,  2001

Revenues                         $       -  $        -  $     -

Administrative expenses            (13,480)     (6,567)     (95,388)

Income tax expense (benefit)             -           -            -

    Net income (loss)              (13,480)     (6,567)     (95,388)

Other comprehensive income (loss)        -           -            -

Comprehensive income (loss)      $ (13,480) $   (6,567) $   (95,388)

Basic earnings (loss) per share  $       -  $        -  $      (.03)

Weighted average number of
 shares outstanding              4,098,181   4,003,288    3,258,802


              The accompanying notes are an integral part of
                        these financial statements.

                           NETWORK CAPITAL, INC.
                       (A Development Stage Company)

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           Common Stock       Additional
                                         Number of             Paid-In
                                          Shares    Amount     Capital
Reentrance into development
 stage (April 1, 1995)                  1,730,728 $  17,307    $ 494,018
Net income (loss) - 1996                        -         -            -
Issuance of common stock in
 January 1997 for $.10 per share           50,000       500        4,500
Issuance of common stock in
 settlement of expenses and services
 at $.03 per share in March 1997          800,000     8,000       16,840
Net income (loss) - 1997                        -         -            -
Issuance of common stock on
 April 5, 1997 in settlement of
 accounts payable at $.03 per share     1,400,000    14,000       30,160
Net income (loss) - 1998                        -         -            -

March 31, 1998                          3,980,728    39,807      545,518

Issuance of common stock on
 March 24, 1999 for services at
 $.03 per share                            19,272       193          385
Net income (loss) - 1999                        -         -            -

March 31, 1999                          4,000,000    40,000      545,903

Issuance of common stock on March 7,
   2000 for services at $.03 per share     50,000       500        1,000
Equity contribution to cover
 administrative expenses                        -         -        1,900
Net income (loss) - 2000                        -         -            -

March 31, 2000                          4,050,000    40,500      548,803

Issuance of common stock on August 4,
 2000 at $.16 per share                    62,000       620        9,380
Issuance of common stock on
 November 15, 2000 at $.10 per share       20,000       200        1,800
Net income (loss) - 2001                        -         -            -

March 31, 2001                          4,132,000 $  41,320    $ 559,983


(continued)

              The accompanying notes are an integral part of
                        these financial statements.

                      NETWORK CAPITAL, INC.
                  (A Development Stage Company)

    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                    Accumulated
                                                      Deficit
                                                       During
                                      Accumulated    Development
                                        Deficit        Stage         Total
Reentrance into development
 stage (April 1, 1995)                $  (512,462)   $       -    $   (1,137)
Net income (loss) - 1996  -                     -            -
Issuance of common stock in
 January 1997 for $.10 per share                -            -         5,000
Issuance of common stock in
 settlement of expenses and services
 at $.03 per share in March 1997                -            -        24,840
Net income (loss) - 1997                        -      (72,863)      (72,863)
Issuance of common stock on
 April 5, 1997 in settlement of
 accounts payable at $.03 per share             -            -        44,160
Net income (loss) - 1998                        -       (1,000)       (1,000)

March 31, 1998                           (512,462)     (73,863)       (1,000)

Issuance of common stock on
 March 24, 1999 for services at
 $.03 per share                                 -            -           578
Net income (loss) - 1999                        -       (1,478)       (1,478)

March 31, 1999                           (512,462)     (75,341)       (1,900)

Issuance of common stock on March 7,
   2000 for services at $.03 per share          -            -         1,500
Equity contribution to cover
 administrative expenses                        -            -         1,900
Net income (loss) - 2000                        -       (6,567)       (6,567)

March 31, 2000                           (512,462)     (81,908)       (5,067)

Issuance of common stock on August 4,
 2000 at $.16 per share                         -            -        10,000
Issuance of common stock on
 November 15, 2000 at $.10 per share            -            -         2,000
Net income (loss) - 2001                        -      (13,480)      (13,480)

March 31, 2001                         $ (512,462)   $ (95,388)   $   (6,547)

         The accompanying notes are an integral part of these financial statements.

                          NETWORK CAPITAL, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash

                                                        Reentrance Into
                                                           Development
                                                             Stage
                                     Years Ended March 31,     To
                                         2001      2000   March 31, 2001

Cash flows from operating activities:
   Net income (loss)                   $ (13,480) $ (5,229) $  (95,388)
   Adjustments to reconcile
     net income (loss) to
     cash flows from
     operating activities:
       Stock issued for
         expenses and services                 -     1,500      71,078
        Attorney's Trust Account            (178)        -        (178)
       Accounts payable and
         accrued expenses                  1,658     1,829       5,588

   Cash flows from operating activities  (12,000)   (1,900)    (18,900)

Cash flows from financing activities:
 Proceeds from issuance of common stock   12,000        -       12,000
 Equity contribution to cover
     administrative expense                    -    1,900        6,900

   Cash flows from financing activities   12,000    1,900       18,900

Increase (decrease) in cash                    -   (1,000)

Cash:
  Beginning of year                            -        -            -

   End  of year                         $      - $      -   $        -

Summary of non cash activity:

 In March 2000, the Company issued 50,000 shares of common stock to its President for services rendered.

         The accompanying notes are an integral part of these financial statements.

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED MARCH 31, 2001 AND 2000
              AND THE PERIOD FROM REENTRANCE INTO
                       DEVELOPMENT STAGE
               (APRIL 1, 1995) TO MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated on May 19, 1959, under the laws of the State of Minnesota. On January 23, 1997, the Company changed its name to Network Capital, Inc. Formerly the Company was known as Eagle Holdings, Inc.

In September 1991, the Company transferred its operations into Iowa Dirt Farms Ltd. Partnership of Minnesota (Iowa Dirt Farms) for a 37.5% general partner interest in this partnership. After that date the Company operated as a holding company. With Iowa Dirt Farms filing of a voluntary bankruptcy petition on October 23, 1993 under Chapter 7 of the U.S. Bankruptcy Code and its ultimate liquidation on February 22, 1995, the Company ceased to have operations. Effective April 1, 1995 the Company was deemed to have reentered the development stage.

In 1999, the Company attempted to merge with an operating company. The operating company did not comply with terms of the merger agreement and the merger was terminated. In 2000, the Company had preliminary negotiations with an operating entity, but these negotiations did not result in an agreement to a merger.

The Company currently has no operations. The Company continues to search for an appropriate merger candidate.

Risks, Estimates and Uncertainties

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED MARCH 31, 2001 AND 2000
              AND THE PERIOD FROM REENTRANCE INTO
                       DEVELOPMENT STAGE
               (APRIL 1, 1995) TO MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company implemented FASB 128: Earnings Per Share. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. The computation of diluted EPS does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes.

The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.
                                           2001          2000
  Deferred tax asset relating to net
    operating loss carryforwards           $  81,000  $  78,000
  Valuation allowance                        (81,000)   (78,000)

  Net deferred tax asset                   $       -  $       -

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED MARCH 31, 2001 AND 2000
              AND THE PERIOD FROM REENTRANCE INTO
                       DEVELOPMENT STAGE
               (APRIL 1, 1995) TO MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

At March 31, 2001, the Company has carryforwards as follows:

                                             Federal     State

  2006                                      $  42,000  $  42,000
  2007                                        179,000    152,000
  2008                                         44,000          -
  2009                                         30,000          -
  2010                                         85,000     85,000
  2011                                              -          -
  2012                                          4,000      4,000
  2013                                              -          -
  2014                                          1,000      1,000
  2015                                          6,000      6,000
  2016                                         13,000     13,000

                                            $ 404,000  $ 303,000


NOTE 2 - DEVELOPMENT STAGE COMPANY

On April 1, 1995, the Company was deemed to have reentered the development stage. Since that date the Company has devoted the majority of its efforts to: maintenance of the corporate status;
raising capital; and the search for a merger candidate.

The Company is fully dependent upon the support of certain stockholder(s) for the maintenance of its corporate status and to provide all working capital support for the Company. These stockholder(s) intend to continue to fund necessary expenses to sustain the Company. The Company is presently seeking a merger candidate and feels it will be successful in finding such a candidate.

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED MARCH 31, 2001 AND 2000
              AND THE PERIOD FROM REENTRANCE INTO
                       DEVELOPMENT STAGE
               (APRIL 1, 1995) TO MARCH 31, 2001


NOTE 2 - DEVELOPMENT STAGE COMPANY (Continued)

Failure of the Company to find a merger candidate and achieve profitable operations or the failure of its stockholder(s) to fund necessary expenses of the Company could result in the Company being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


NOTE 3 - SUBSEQUENT EVENT

On June 26, 2001, the Company issued 88,000 shares of restricted common stock for $5,000.