Form 10QSB
period 2001-06-30
NETWORK CAPITAL INC
filed 2001-08-14
CIK 1129279

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                 Commission File No. 2-93231-NY

                      NETWORK CAPITAL, INC.
(Exact name of small business issuer as specified in its charter)

           Minnesota                        41-0829057
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)


             5805 West 61st Street, Edina, MN 55436
            (Address of Principal Executive Offices)

                         (612) 927-8033
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Exchange Act subsequent to the distribution of securities under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,220,000 shares of common stock at June 30, 2001.

                           FORM 10-QSB
                      NETWORK CAPITAL, INC.

                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Financial Statements                            3

          Balance Sheets - June 30, 2001 and              3
          March 31, 2001

          Statements of Operations - Three Months         4
          Ended June 30, 2001 and 2000, and
          Beginning  of Development Stage  to  June
          30, 2001

          Statements of Cash Flows - Three Months         5
          Ended June 30, 2001 and 2000, and
          Beginning  of Development Stage  to  June
          30, 2001

          Management's Discussion and Analysis of         6
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                               7

Signatures                                                7

                             PART I.
                      Financial Information

      In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS
                          (Unaudited)


                                       June 30,     March 31,
                                         2001         2001
        ASSETS

Current assets:
Cash                                  $       -    $        -
Attorney's Trust Account                  5,178           178

Total current assets                  $   5,178    $      178



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and
  accrued expenses                   $    6,883    $    6,725

Total current liabilities                 6,883         6,725

Stockholders' equity (deficit):
Undesignated stock: $.01 par value;
5,000,000 shares authorized; none
issued and outstanding                         -            -
Common stock: $.01 par value;
50,000,000 shares authorized;
issued and outstanding 4,220,000
  and 4,132,000, respectively             42,200       41,320
Additional paid-in capital               564,103      559,983
Accumulated deficit                     (512,462)    (512,462)
Deficit accumulated during the
  development stage                      (95,546)     (95,388)

Total stockholders' equity (deficit)      (1,705)      (6,547)

Total liabilities and stockholders'
  equity (deficit)                   $     5,178   $      178

                          NETWORK CAPITAL, INC.
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                             Reentrance Into
                                     Three Months Ended        Development
                                           June 30,             Stage To
                                        2001         2000     June 30, 2001
Revenues                          $         -   $         -   $         -

Administrative expenses                  (158)         (162)      (95,546)

Income tax expense (benefit)                -             -             -

    Net operating income (loss)          (158)         (162)      (95,546)

Other comprehensive income (loss)           -             -             -

Comprehensive income (loss)       $      (158)  $      (162)   $  (95,546)

Basic earnings (loss) per share   $         -   $         -    $     (.03)

Weighted average number of
 shares outstanding                 4,132,889     4,050,000     3,293,658

                          NETWORK CAPITAL, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash
                               (Unaudited)

                                                                      Reentrance Into
                                                 Three Months Ended      Development
                                                      June 30,            Stage To
                                                   2001       2000      June 30, 2001
Cash flows from operating activities:
  Net income (loss)                            $    (158)  $    (162)    $  (95,546)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Stock issued for expenses and services             -           -         71,078
    Attorney's Trust Account                      (5,000)          -         (5,178)
    Accounts payable and accrued expenses            158      (3,567)         5,746

      Cash flows from operating activities        (5,000)     (3,729)       (23,900)

Cash flows from financing activities:
 Proceeds from issuance of common stock            5,000           -         17,000
  Equity contribution to cover
   administrative expense                              -       3,729          6,900


      Cash flows from financing activities         5,000       3,729         23,900

Increase (decrease) in cash                            -           -              -

Cash:
  Beginning of year                                    -           -              -

  End of year                                  $       -   $       -     $        -

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month Periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the three month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $158 and $162 for the three-month periods ended June 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $158 for the three months ended June 30, 2001, as compared to a net loss of $162 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficit of $1,705, as compared to a working capital deficit of $6,547 at March 31, 2001. This reduction in the deficit is a result of a capital investment in the Company of $5,000 made during the quarter.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In June 2001, the Company sold 88,000 shares of restricted common stock to an accredited investor for $5,000 in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 to obtain capital to pay the Company's liabilities. No broker was involved in the transaction and no commissions were paid to any person.

Item 6.  Exhibits and Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK CAPITAL, INC.


Date:  July 31, 2001               By /s/ Bruce Cairney
                                   Bruce Cairney
                                   President, Secretary & Treasurer