Form 10QSB
period 2001-09-30
NETWORK CAPITAL INC
filed 2001-11-21
CIK 1129279

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,220,000 shares of common stock at September 30, 2001.

                           FORM 10-QSB
                      NETWORK CAPITAL, INC.

                              INDEX
                                                               Page

PART I.   Financial Information                                  3

          Financial Statements                                   3

          Balance Sheets - September 30, 2001 and                3
          March 31, 2001

          Statements of Operations - Three and  Six Months       4
          Ended September 30, 2001 and 2000, and
          Beginning   of   Development Stage to
          September 30, 2001

          Statements of Cash Flows - Six Months                  5
          Ended September 30, 2001 and 2000, and
          Beginning   of   Development Stage to
          September 30, 2001

          Management's Discussion and Analysis of                6
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                                      7

Signatures                                                       7

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

                     NETWORK CAPITAL, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS
                          (Unaudited)



                                                September 30,    March 31,
                                                     2001         2001
        ASSETS

Current assets:
Cash                                            $         -    $       -
Attorney's Trust Account                                597          178

Total current assets                            $       597    $     178



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and
  accrued expenses                               $    4,899    $   6,725

Total current liabilities                             4,899        6,725

Stockholders' equity (deficit):
Undesignated stock: $.01 par value;
5,000,000 shares authorized; none
issued and outstanding                                    -            -
Common stock: $.01 par value;
50,000,000 shares authorized;
issued and outstanding 4,220,000
  and 4,132,000, respectively                        42,200       41,320
Additional paid-in capital                          564,103      559,983
Accumulated deficit                                (512,462)    (512,462)
Deficit accumulated during the development stage    (98,143)     (95,388)

Total stockholders' equity (deficit)                 (4,302)      (6,547)

Total liabilities and stockholders'
  equity (deficit)                               $      597    $     178

See notes to financial statements.

                                       NETWORK CAPITAL, INC.
                                   (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                                                      Reentrance Into
                                   Three Months Ended            Six Months Ended    Development Stage
                                      September 30,                 September 30,           To
                                    2001         2000           2001          2000    September 30, 2001
Revenues                        $        -    $        -    $         -    $       -    $         -

Administrative expenses             (2,597)            -         (2,755)      (1,636)       (98,143)

Income tax expense (benefit)             -             -              -            -               -

Net income (loss)                   (2,597)            -         (2,755)      (1,636)       (98,143)

Other comprehensive
income (loss)                            -             -              -            -               -

Comprehensive income (loss)     $   (2,597)   $        -    $    (2,755)   $  (1,636)   $   (98,143)

Basic earnings (loss) per share $        -    $        -    $         -    $       -    $      (.03)

Weighted average number of
 shares outstanding              4,050,000     3,981,345      4,050,000     3,981,345     3,293,655

See notes to financial statements.

                          NETWORK CAPITAL, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash
                               (Unaudited)

                                                                  Reentrance Into
                                                                    Development
                                                 Six Months Ended     Stage To
                                                   September 30,    September 30,
                                                2001         2000       2001
Cash flows from operating activities:
  Net income (loss)                           $  (2,755)  $  (1,636)  $ (98,143)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Stock issued for expenses and services            -           -      71,078
    Attorney's Trust Account                       (419)          -        (597)
    Accounts payable and accrued expenses        (1,826)     (2,093)      3,762

  Cash flows from operating activities           (5,000)     (3,729)    (23,900)

Cash flows from financing activities:
 Proceeds from issuance of common stock           5,000           -      17,000
  Equity contribution to cover
   administrative expense                             -       3,729       6,900


  Cash flows from financing activities            5,000       3,729      23,900

Increase (decrease) in cash                           -           -           -

Cash:
  Beginning of year                                   -           -           -

  End of year                                 $       -   $       -   $       -

See notes to financial statements.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Month Periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended September 30, 2001 and 2000.

General and administrative expenses for the six month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,755 and $1,636 for the six-month periods ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,755 for the six months ended September 30, 2001, as compared to a net loss of $1,636 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $4,302, as compared to a working capital deficit of $6,547 at March 31, 2001. This reduction in the deficit is a result of a capital investment in the Company of $5,000 made during the quarter ended June 30, 2001.

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

                                   NETWORK CAPITAL, INC.


Date: November 19, 2001            By: /s/ Bruce Cairney
                                       Bruce Cairney
                                       President, Secretary & Treasurer
See notes to financial statements.