Form 10-Q
period 2001-12-31
NETWORK CAPITAL INC
filed 2002-02-20
CIK 1129279

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(Mark One)

___X___ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended DECEMBER 31, 2001


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from __________________ to __________________


         Commission file number
                                ------------------------------------------------


                              NETWORK CAPITAL, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Minnesota                                        41-0829057
-------------------------------                        ----------------------
(State or Other Jurisdiction of                       (IRS Employer ID Number)
Incorporation or Organization)


                     5805 West 61st Street, Edina, MN 55436
                     --------------------------------------
                    (Address of Principal Executive Offices)



                                  612-927-8033
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes ___X___   No _______

Number of shares outstanding as of February 14, 2002: 4,220,000

Documents incorporated by reference: None.

                                      INDEX

                              NETWORK CAPITAL, INC.


PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.   Financial Statements (Unaudited).

          Condensed balance sheets as of December 31, 2001 and March
              31, 2001                                                         2

          Condensed statements of operations for the three months and nine
             months ended December 31, 2001 and 2000                           3

          Condensed statements of cash flow for the nine months
             ended December 31, 2001 and 2000                                  4

          Notes to condensed financial statements                              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 6.   Exhibits and Reports on Form 8-K                                     9

SIGNATURES

Item 1. Financial Statements (Unaudited)

                              NETWORK CAPITAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      December 31,       March 31,
                                                          2001             2001
                                                      ------------     ------------
                    ASSETS
                    ------

Current assets:
    Attorney trust account                            $        597     $        178
                                                      ------------     ------------
        Total current assets and
          total assets                                $        597     $        178
                                                      ============     ============


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current liabilities:
    Accounts payable and
      accrued expenses                                $      5,761     $      6,725
                                                      ------------     ------------
        Total current liabilities                            5,761            6,725
                                                      ------------     ------------
Stockholders' equity (deficit):
    Undesignated stock: $.01 par value;
        5,000,000 shares authorized; none
        issued and outstanding                                  --               --
    Common stock: $.01 par value;
        50,000,000 shares authorized;
        issued and outstanding 4,220,000
      and 4,132,000, respectively                           42,200           41,320
    Additional paid-in capital                             564,103          559,983
    Accumulated deficit                                   (512,462)        (512,462)
    Deficit accumulated during the
        development stage                                  (99,005)         (95,388)
                                                      ------------     ------------
        Total stockholders' equity (deficit)                (5,164)          (6,547)
                                                      ------------     ------------
        Total liabilities and stockholders'
          equity (deficit)                            $        597     $        178
                                                      ============     ============


                       See notes to financial statements.

                              NETWORK CAPITAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended                Nine Months Ended          Reentrance Into
                                            December 31,                      December 31,           Development Stage
                                   -----------------------------     -----------------------------          To
                                       2001             2000             2001             2000       December 31, 2001
                                   ------------     ------------     ------------     ------------   -----------------
Revenues                           $         --     $         --     $         --     $         --     $         --

Administrative expenses                    (862)          (1,375)          (3,617)          (3,011)         (99,005)

Income tax expense (benefit)                 --               --               --               --               --
                                   ------------     ------------     ------------     ------------     ------------
        Net income (loss)                  (862)          (1,375)          (3,617)          (3,011)         (99,005)
Other comprehensive
    income (loss)                            --               --               --               --               --
                                   ------------     ------------     ------------     ------------     ------------
Comprehensive income (loss)        $       (862)    $     (1,375)    $     (3,617)    $     (3,011)    $    (99,005)
                                   ============     ============     ============     ============     ============
Basic earnings (loss) per share    $         --     $         --     $         --     $         --     $       (.03)
                                   ============     ============     ============     ============     ============
Weighted average number of
  shares outstanding                  4,220,000        4,050,000        4,220,000        4,050,000        3,360,240
                                   ============     ============     ============     ============     ============


                       See notes to financial statements.

                              NETWORK CAPITAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                   (Unaudited)

                                                 Three Months Ended                Nine Months Ended          Reentrance Into
                                                    December 31,                      December 31,           Development Stage
                                           -----------------------------     -----------------------------          To
                                               2001             2000             2001             2000       December 31, 2001
                                           ------------     ------------     ------------     ------------   -----------------
Cash flows from operating activities:
    Net income (loss)                      $       (862)    $     (1,375)    $     (3,617)    $     (3,011)    $    (99,005)
    Adjustments to reconcile net
      income (loss) to cash flows
      from operating activities:
        Stock issued for expenses
          and services                               --               --               --               --           71,078
          Attorney trust account                     --               --             (419)              --             (597)
        Accounts payable and
          other current liabilities                 862             (625)            (964)          (2,718)           4,624
                                           ------------     ------------     ------------     ------------     ------------

Cash flows from operating activities                 --           (2,000)          (5,729)          (5,729)         (23,900)
                                           ------------     ------------     ------------     ------------     ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock              --               --            5,000               --           17,000
  Equity contribution to cover
    administrative expenses                          --            2,000            5,000            5,729            6,900
                                           ------------     ------------     ------------     ------------     ------------
Cash flows from financing activities                 --           (2,000)          (5,729)          (5,729)         (23,900)
                                           ------------     ------------     ------------     ------------     ------------
Increase (decrease) in cash                          --               --               --               --               --

Cash:
  Beginning of year                                  --               --               --               --               --
                                           ------------     ------------     ------------     ------------     ------------
  End of year                              $         --     $         --     $         --     $         --     $         --
                                           ============     ============     ============     ============     ============

                       See notes to financial statements.

                              NETWORK CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended March 31, 2001.

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

In 1999, the Company attempted to merge with an operating company. The operating company did not comply with terms of the merger agreement and the merger was terminated. In 2000, the Company had preliminary negotiations with an operating entity, but these negotiations did not result in an agreement to merge.

The Company currently has no operations. The Company continues to search for an appropriate merger candidate.


                                   (Continued)

                              NETWORK CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                                   (Continued)

                              NETWORK CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

  Deferred tax asset relating to net operating
    loss carryforwards                           $    78,000
  Valuation allowance                                (78,000)
                                                 -----------

  Net deferred tax asset                         $        --
                                                 ===========

At December 31, 2000, the Company has carryforwards as follows:


                                                   Federal         State
                                                 -----------    -----------

  2006                                           $    42,000    $    42,000
  2007                                               179,000        151,000
  2008                                                44,000             --
  2009                                                30,000             --
  2010                                                85,000         85,000
  2011                                                    --             --
  2012                                                 4,000          4,000
  2013                                                    --             --
  2014                                                    --             --
  2015                                                 5,000          5,000
                                                 -----------    -----------

                                                 $   389,000    $   287,000
                                                 ===========    ===========


                                   (Continued)

                              NETWORK CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


                                   (Continued)

                              NETWORK CAPITAL, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview:

The ultimate success of the Company is now dependent on the success of management finding and executing a merger with an entity that is successful in its subsequent operations.

Liquidity and Capital Resources:

To date the Company has been fully dependent upon the support of certain stockholders for the maintenance of the corporate status, development efforts and working capital support. These stockholders have indicated an intent to continue to fund expenses to sustain the Company. It is almost certain that the Company will be required to raise additional debt or equity financing to maintain the Company until profitable operations can be achieved.


                                   (Continued)

                              NETWORK CAPITAL, INC.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       The Company is not involved in any legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 2001.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPIDERBOY INTERNATIONAL, INC.

                          By: /s/ Bruce A. Cairney
                              -------------------------
                                 Bruce A. Cairney

Dated February 19, 2002