Form 10QSB
period 2002-06-30
NETWORK CAPITAL INC
filed 2004-05-20
CIK 1129279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2002

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable
date:    MAY 17, 2004: 2,720,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           13

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             June 30, 2002 and 2001

                                   (UNAUDITED)

                                                                     June 30,            June 30,
                                                                       2002                2001
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597               5,178
                                                                    ---------           ---------

     TOTAL ASSETS                                                   $     597           $   5,178
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $   4,176           $   4,490
   Due from shareholder                                                   600                  --
                                                                    ---------           ---------

     TOTAL LIABILITIES                                                  4,776               4,490
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
     5,000,000 shares authorized
     None issued and outstanding                                           --                  --
   Common stock - $0.001 par value
     500,000,000 shares authorized
     4,220,000 shares issued and outstanding, respectively             42,200              42,200
   Additional paid-in capital                                         564,103             564,103
   Accumulated deficit                                               (610,482)           (605,615)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                        (4,179)                688
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $   5,178
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    Three months ended June 30, 2002 and 2001

                                   (UNAUDITED)

                                                                  Three months          Three months
                                                                      ended                 ended
                                                                     June 30,              June 30,
                                                                       2002                  2001
                                                                   -----------           -----------
REVENUES                                                           $        --           $        --
                                                                   -----------           -----------
EXPENSES
   General and administrative expenses                                      41                (2,234)
                                                                   -----------           -----------

INCOME (LOSS) FROM OPERATIONS                                              (41)                2,234

PROVISION FOR INCOME TAXES                                                  --                    --
                                                                   -----------           -----------

NET INCOME (LOSS)                                                          (41)                2,234

OTHER COMPREHENSIVE INCOME                                                  --                    --
                                                                   -----------           -----------

COMPREHENSIVE INCOME (LOSS)                                        $       (41)          $     2,234
                                                                   ===========           ===========

Loss per weighted-average share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                            nil                   nil
                                                                   ===========           ===========

Weighted-average number of shares of common stock outstanding        4,220,000             4,132,889
                                                                   ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2002 and 2001

                                   (UNAUDITED)

                                                              Three months          Three months
                                                                  ended                 ended
                                                                 June 30,              June 30,
                                                                   2002                  2001
                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                     $   (41)               $ 2,234
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                                    --                     --
     (Increase) Decrease in
     Due from Attorney's Trust Account                               --                 (5,000)
     Increase (Decrease) in
       Accounts payable and other accrued liabilities                41                 (2,234)
                                                                -------                -------

NET CASH USED IN OPERATING ACTIVITIES                                --                 (5,000)
                                                                -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                     --
                                                                -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                --                  5,000
                                                                -------                -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            --                  5,000
                                                                -------                -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     --                     --

Cash and cash equivalents at beginning of period                     --                     --
                                                                -------                -------

Cash and cash equivalents at end of period                      $    --                $    --
                                                                =======                =======
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --                $    --
                                                                =======                =======
   Income taxes paid (refunded)                                 $    --                $    --
                                                                =======                =======

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

                              NETWORK CAPITAL, INC.

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

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended June 30, 2002 and 2001, are as follows:

                                           Three months          Three months
                                               ended                 ended
                                              June 30,              June 30,
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
                                              =======               =======

                              NETWORK CAPITAL, INC.

NOTE F - INCOME TAXES - CONTINUED

The Company has a net operating loss of approximately $404,000 for Federal income tax purposes and approximately $303,000 for State income tax purposes, which will begin to expire in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                        June 30,       June 30,
                                                          2002           2001
                                                        -------        -------

Statutory rate applied to income before income taxes    $  --           $(50)
Increase (decrease) in income taxes resulting from:
  State income taxes                                       --             --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward      --             50
                                                        -----           ----

     Income tax expense                                 $  --           $ --
                                                        =====           ====

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                   March 31,           March 31,
                                                     2002                2001
                                                   --------            --------
Deferred tax assets
  Net operating loss carryforwards                 $ 81,000            $ 81,000
  Less valuation allowance                          (81,000)            (81,000)
                                                   --------            --------

  Net Deferred Tax Asset                           $     --            $     --
                                                   ========            ========

During  the three  months  ended June 30,  2002 and 2001,  the  reserve  for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.

                (Remainder of this page left blank intentionally)

                              NETWORK CAPITAL, INC.

NOTE G - COMMON STOCK TRANSACTIONS

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

In June 2001, the Company sold 88,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $5,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended. No underwriters or brokers were used in connection with this transaction.




                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED JUNE 30, 2002 AND 2001

The Company had no revenue for the respective three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the quarters ended June 30, 2002 and 2001 were approximately $41 and $(2,234), respectively. The activity in the quarter ended June 30, 2001 was a result of various trade payable adjustments made by the Company's vendors in the normal course of business. Net loss for the three months ended June 30, 2002 and 2001, respectively, was approximately $(41) and $2,234. Earnings per share for the respective quarters ended June 30, 2002 and 2001 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $(4,179) and $688.

In June 2001, the Company sold 88,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $5,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended. No underwriters or brokers were used in connection with this transaction.

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

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

In June 2001, the Company sold 88,000 shares of restricted, unregistered common stock to Mark Harris, an existing shareholder, for gross proceeds of $5,000 to support short-term working capital requirements. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended. No underwriters or brokers were used in connection with this transaction.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

October 31, 2003 - Announcement in a change in the Registrant's Certifying Public Accountant and the results of a Special Meeting of Shareholders on September 24, 2003

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETWORK CAPITAL, INC.


Dated: May 17, 2004                         /s/ Bruce Cairney
       ------------                         ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director