Form 10QSB
period 2003-06-30
NETWORK CAPITAL INC
filed 2004-05-20
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2003

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

                              NETWORK CAPITAL, INC.

                 Form 10-QSB for the Quarter ended June 30, 2003

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                    June 30,            June 30,
                                                                      2003                2002
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

     TOTAL ASSETS                                                   $     597           $     597
                                                                    =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $   5,443           $   4,176
   Due from shareholder                                                   600                 600
                                                                    ---------           ---------

     TOTAL LIABILITIES                                                  6,043               4,776
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
    500,000,000 shares authorized
    4,220,000 shares issued and outstanding, respectively              42,200              42,200
   Additional paid-in capital                                         564,103             564,103
   Accumulated deficit                                               (611,749)           (610,482)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                        (5,446)             (4,179)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    Three months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                   Three months       Three months
                                                                      ended              ended
                                                                     June 30,           June 30,
                                                                       2003               2002
                                                                    -----------        -----------
REVENUES                                                            $        --        $        --
                                                                    -----------        -----------
EXPENSES
   General and administrative expenses                                       88                 41
                                                                    -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                               (88)               (41)

PROVISION FOR INCOME TAXES                                                   --                 --
                                                                    -----------        -----------

NET INCOME (LOSS)                                                           (88)               (41)

OTHER COMPREHENSIVE INCOME                                                   --                 --
                                                                    -----------        -----------

COMPREHENSIVE INCOME (LOSS)                                         $       (88)       $       (41)
                                                                    ===========        ===========
Loss per weighted-average share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                             nil                nil
                                                                    ===========        ===========

Weighted-average number of shares of common stock outstanding         4,220,000          4,220,000
                                                                    ===========        ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2003 and 2002

                                   (UNAUDITED)

                                                                  Three months      Three months
                                                                     ended             ended
                                                                    June 30,          June 30,
                                                                      2003              2002
                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $    (88)         $    (41)
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                                         --                --
     (Increase) Decrease in
     Due from Attorney's Trust Account                                    --                --
     Increase (Decrease) in
      Accounts payable and other accrued liabilities                      88                41
                                                                    --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                     --                --
                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                --
                                                                    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                     --                --
                                                                    --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --                --
                                                                    --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          --                --

Cash and cash equivalents at beginning of period                          --                --
                                                                    --------          --------

Cash and cash equivalents at end of period                          $     --          $     --
                                                                    ========          ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $     --          $     --
                                                                    ========          ========
   Income taxes paid (refunded)                                     $     --          $     --
                                                                    ========          ========

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2003. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2004.

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

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended June 30, 2003 and 2002, are as follows:

                                            Three months         Three months
                                               ended                 ended
                                              June 30,              June 30,
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

The Company's income tax expense (benefit) for each of the three months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Three months  Three months
                                                         ended         ended
                                                        June 30,      June 30,
                                                          2003          2002
                                                         ------        ------

Statutory rate applied to income before income taxes     $  (30)       $  (15)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward        30            15
                                                         ------        ------

      Income tax expense                                 $   --        $   --
                                                         ======        ======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:
                                                    June 30,            June 30,
                                                     2003                2002
                                                   --------            --------
Deferred tax assets
  Net operating loss carryforwards                 $ 81,000            $ 81,000
  Less valuation allowance                          (81,000)            (81,000)
                                                   --------            --------

  Net Deferred Tax Asset                           $     --            $     --
                                                   ========            ========

During  the three  months  ended June 30,  2003 and 2002,  the  reserve  for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED JUNE 30, 2003 AND 2002

The Company had no revenue for the respective three month periods ended June 30, 2003 and 2002, respectively.

General and administrative expenses for the quarters ended June 30, 2003 and 2002 were approximately $88 and $41, respectively. Net loss for the three months ended June 30, 2003 and 2002, respectively, was approximately $(88) and $(41). Earnings per share for the respective quarters ended June 30, 2003 and 2002 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2003 and 2002, respectively, the Company had working capital of approximately $(5,447) and $(4,179).

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