Form 10QSB
period 2003-09-30
NETWORK CAPITAL INC
filed 2004-05-20
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2003

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

                              NETWORK CAPITAL, INC.

              Form 10-QSB for the Quarter ended September 30, 2003

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                           September 30, 2003 and 2002

                                   (UNAUDITED)

                                                                   September 30,       September 30,
                                                                       2003                2002
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

     TOTAL ASSETS                                                   $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $   5,641           $   4,304
   Due from shareholder                                                   600                 600
                                                                    ---------           ---------

     TOTAL LIABILITIES                                                  6,241               4,904
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
    500,000,000 shares authorized
    4,220,000 shares issued and outstanding, respectively              42,200              42,200
   Additional paid-in capital                                         564,103             564,103
   Accumulated deficit                                               (611,947)           (610,610)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                        (5,644)             (4,307)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Six and Three months ended September 30, 2003 and 2002

                                   (UNAUDITED)

                                         Six months       Six months       Three months     Three months
                                           ended            ended             ended            ended
                                        September 30,    September 30,     September 30,    September 30,
                                            2003             2002              2003             2002
                                         ----------       ----------        ----------       ----------
REVENUES                                 $       --       $       --        $       --       $       --
                                         ----------       ----------        ----------       ----------
EXPENSES
   General and administrative expenses          286              169               197              128
                                         ----------       ----------        ----------       ----------

INCOME (LOSS) FROM OPERATIONS                  (286)            (169)             (197)            (128)

PROVISION FOR INCOME TAXES                       --               --                --               --
                                         ----------       ----------        ----------       ----------

NET INCOME (LOSS)                              (286)            (169)             (197)            (128)

OTHER COMPREHENSIVE INCOME                       --               --                --               --
                                         ----------       ----------        ----------       ----------

COMPREHENSIVE INCOME (LOSS)              $     (286)      $     (169)       $     (197)      $     (128)
                                         ==========       ==========        ==========       ==========
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss -
 basic and fully diluted                        nil              nil               nil              nil
                                         ==========       ==========        ==========       ==========
Weighted-average number of shares
 of common stock outstanding              4,220,000        4,220,000         4,220,000        4,220,000
                                         ==========       ==========        ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2003 and 2002

                                   (UNAUDITED)

                                                                    Six months         Six months
                                                                      ended              ended
                                                                   September 30,      September 30,
                                                                       2003               2002
                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $    (286)         $    (169)
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation                                                          --                 --
     (Increase) Decrease in
     Due from Attorney's Trust Account                                     --                 --
     Increase (Decrease) in
       Accounts payable and other accrued liabilities                     286                169
                                                                    ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                                      --                 --
                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                 --
                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                      --                 --
                                                                    ---------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --                 --
                                                                    ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           --                 --

Cash and cash equivalents at beginning of period                           --                 --
                                                                    ---------          ---------

Cash and cash equivalents at end of period                          $      --          $      --
                                                                    =========          =========
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $      --          $      --
                                                                    =========          =========
   Income taxes paid (refunded)                                     $      --          $      --
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

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, respectively, the Company had no warrants and/or options outstanding.

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


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the six months ended September 30, 2003 and 2002, are as follows:

                                             Six months            Six months
                                                ended                 ended
                                            September 30,         September 30,
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

The Company's income tax expense (benefit) for each of the six months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Six months     Six months
                                                        ended          ended
                                                    September 30,  September 30,
                                                        2003            2002
                                                      -------         -------

Statutory rate applied to income before income taxes   $(100)          $ (40)
Increase (decrease) in income taxes resulting from:
 State income taxes                                       --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward     100              40
                                                       -----           -----

     Income tax expense                                $  --           $  --
                                                       =====           =====

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:

                                              September 30,       September 30,
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
                                                ========            ========

During the six months  ended  September  30, 2003 and 2002,  the reserve for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.


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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

The Company had no revenue for the respective six or three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses for the six months ended September 30, 2003 and 2002 were approximately $286 and $128, respectively. Net loss for the six months ended September 30, 2003 and 2002, respectively, was approximately $(286) and $(128). Earnings per share for the six months ended September 30, 2003 and 2002 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2003 and 2002, respectively, the Company had working capital of approximately $(5,644) and $(4,307).

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