Form 10KSB
period 2004-03-31
NETWORK CAPITAL INC
filed 2004-05-20
CIK 1129279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended March 31, 2004

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2004 was $-0-

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

UNDESIGNATED STOCK

The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of $0.01 par value Undesignated Stock. As of March 31, 2004 and through the date of this filing, the Company has no shares of Undesignated Stock issued and outstanding.

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

RESULTS OF OPERATIONS

The Company had no operating revenue during the years ended March 31, 2004 and 2003, respectively.

General and administrative expenses for the years ended March 31, 2004 and 2003 were approximately $8,030 and $1,220, respectively. Net loss for the years ended March 31, 2004 and 2003 was approximately $(8,030) and $(1,220). Earnings per share for the years ended March 31, 2004 and 2003 was $0.00 and $0.00 on the respective weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had working capital of approximately $(13,388) and $(5,358), respectively.

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

As of March 31, 2004 and through the date of this filing, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

ITEM 8A - CONTROLS AND PROCEDURES

As of March 31, 2004, evaluation of the effectiveness of the design and operation of Network Capital, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

ITEM 10 - EXECUTIVE COMPENSATION

There was no executive compensation paid during either of the years ended March 31, 2004 and 2003, respectively.

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

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA.

                                         Year ended            Year ended
                                          March 31,             March 31,
                                            2004                  2003
                                           ------                -------
     1. Audit fees (1)                     $3,000                $    --
     2. Audit-related fees                     --                     --
     3. Tax fees                               --                     --
     4. All other fees                         --                     --
                                           ------                -------

        Totals                             $3,000                $    --
                                           ======                =======

----------
(1) Excludes $200 paid to Callahan, Johnston & Associates, LLC for transitional expenses related to the Company's change in principal auditors caused by Callahan, Johnston & Associates, LLC's resignation as discussed in Item 8.

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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of S. W. Hatfield, CPA as independent auditors and authorized this firm to also prepare the Company's Federal and State income tax returns.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


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
                                                                   Bruce Cairney
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                              NETWORK CAPITAL, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

FINANCIAL STATEMENTS
   Balance Sheets as of March 31, 2004 and 2003                              F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2004 and 2003                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2004 and 2003                             F-5

   Statements of Cash Flows
     for the years ended March 31, 2004 and 2003                             F-7

   Notes to Financial Statements                                             F-8

                        LETTERHEAD OF S. W. HATFIELD, CPA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Network Capital, Inc.

We have audited the accompanying balance sheet of Network Capital, Inc. (a Minnesota corporation) as of March 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the years ended March 31, 2004 and 2003, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Capital, Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended March 31, 2004 and 2003, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                         /s/ S. W. Hatfield, CPA
                                         -------------------------
                                         S. W. HATFIELD, CPA
Dallas, Texas
April 9, 2004

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             March 31, 2004 and 2003

                                                                     March 31,           March 31,
                                                                       2004                2003
                                                                     ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $      --           $      --
   Receivable from attorney trust account                                  597                 597
                                                                     ---------           ---------

     TOTAL ASSETS                                                    $     597           $     597
                                                                     =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
   CURRENT LIABILITIES
     Accounts payable - trade                                        $   3,674           $   5,355
     Due to shareholders                                                10,311                 600
                                                                     ---------           ---------

     TOTAL CURRENT LIABILITIES                                          13,985               5,955
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                             --                  --
   Common stock - $0.01 par value
    500,000,000 shares authorized
    2,720,000 and 4,220,000 shares
    issued and outstanding, respectively                                 2,720               4,220
   Additional paid-in capital                                          603,583             602,083
   Accumulated deficit                                                (619,691)           (611,661)
                                                                     ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (13,388)             (5,358)
                                                                     ---------           ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     597           $     597
                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2004 and 2003


                                               Year ended            Year ended
                                                March 31,             March 31,
                                                  2004                  2003
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses              8,030                 1,221
                                              -----------           -----------

     Total operating expenses                       8,030                 1,221
                                              -----------           -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                 (8,030)               (1,221)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                           (8,030)               (1,221)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $    (8,030)          $    (1,221)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          3,592,951             4,220,000
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2004 and 2003

                                   Common Stock          Additional
                                --------------------       paid-in      Accumulated
                                Shares        Amount       capital        deficit        Total
                                ------        ------       -------        -------        -----
BALANCES AT APRIL 1, 2002      4,220,000     $  4,220     $ 602,083     $ (610,440)    $  (4,137)

Net loss for the year                 --           --            --         (1,221)       (1,221)
                              ----------     --------     ---------     ----------     ---------

BALANCES AT MARCH 31, 2003     4,220,000        4,220       602,083       (611,661)       (5,358)

Surrender of stock by
 three shareholders for
 no compensation              (1,500,000)      (1,500)        1,500             --            --

Net loss for the year                 --           --            --         (8,030)       (8,030)
                              ----------     --------     ---------     ----------     ---------


BALANCES AT MARCH 31, 2004     2,720,000     $  2,720     $ 603,583     $ (614,661)    $ (13,388)
                              ==========     ========     =========     ==========     =========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2004 and 2003

                                                                  Year ended         Year ended
                                                                   March 31,          March 31,
                                                                     2004               2003
                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                               $  (8,030)          $  (1,221)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
     Depreciation and amortization                                       --                  --
     (Increase) Decrease in
     Receivable from Attorney's Trust Account                            --                  --
     Increase (Decrease) in
       Accounts payable and other accrued expenses                   (1,681)              1,221
                                                                  ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                (9,711)                 --
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                  --
                                                                  ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                    --                  --
   Cash advanced by shareholder                                       9,711                  --
                                                                  ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             9,711                  --
                                                                  ---------           ---------

INCREASE (DECREASE) IN CASH                                              --                  --

Cash at beginning of period                                              --                  --
                                                                  ---------           ---------

CASH AT END OF PERIOD                                             $      --           $      --
                                                                  =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                     $      --           $      --
                                                                  =========           =========
   Income taxes paid for the year                                 $      --           $      --
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

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, respectively, the Company had no warrants and/or options outstanding.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through March 31, 2004, certain shareholders have advanced the Company an aggregate of approximately $10,300, of which approximately $9,700 was in the 4th quarter of Fiscal 2004, to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended March 31, 2004 and 2003, are as follows:

                                             Year ended           Year ended
                                              March 31,            March 31,
                                                2004                 2003
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

The Company has a net operating loss of approximately $412,000 for Federal income tax purposes and approximately $312,000 for State income tax purposes, which will begin to expire in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the years ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended     Year ended
                                                        March 31,      March 31,
                                                          2004           2003
                                                        -------         -------

Statutory rate applied to income before income taxes    $(2,000)       $  (400)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      2,000            400
                                                        -------        -------

     Income tax expense                                 $    --        $    --
                                                        =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:
                                                 March 31,            March 31,
                                                   2004                 2003
                                                 ---------            ---------
Deferred tax assets
  Net operating loss carryforwards               $ 140,000            $ 138,000
  Less valuation allowance                        (140,000)            (138,000)
                                                 ---------            ---------

  Net Deferred Tax Asset                         $      --            $      --
                                                 =========            =========

During the years ended March 31, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $2,000 and $-0-, respectively.

NOTE H - COMMON STOCK TRANSACTIONS

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


                (Remainder of this page left blank intentionally)