Form 10QSB
period 2004-06-30
NETWORK CAPITAL INC
filed 2004-08-16
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _____________ to _____________
--------------------------------------------------------------------------------
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

                                 (952) 920-2130
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 15, 2004: 2,720,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         11

  Item 3 Controls and Procedures                                           13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                 13

  Item 2 Changes in Securities                                             13

  Item 3 Defaults Upon Senior Securities                                   13

  Item 4 Submission of Matters to a Vote of Security Holders               13

  Item 5 Other Information                                                 13

  Item 6 Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                             NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             June 30, 2004 and 2003

                                   (UNAUDITED)

                                                                     June 30,            June 30,
                                                                      2004                2003
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

     TOTAL ASSETS                                                   $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $   5,924           $   5,443
   Due from shareholder                                                10,311                 600
                                                                    ---------           ---------

     TOTAL LIABILITIES                                                 16,235               6,043
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
    500,000,000 shares authorized
    2,720,000 and 4,220,000 shares
    issued and outstanding, respectively                               27,200              42,200
   Additional paid-in capital                                         579,103             564,103
   Accumulated deficit                                               (621,941)           (611,749)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                       (15,638)             (5,446)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    Three months ended June 30, 2004 and 2003

                                   (UNAUDITED)

                                                                 Three months        Three months
                                                                    ended               ended
                                                                   June 30,            June 30,
                                                                     2004                2003
                                                                  ----------          -----------
REVENUES                                                          $       --          $        --
                                                                  ----------          -----------

EXPENSES
   General and administrative expenses                                 2,250                   88
                                                                  ----------          -----------

INCOME (LOSS) FROM OPERATIONS                                         (2,250)                 (88)

PROVISION FOR INCOME TAXES                                                --                   --
                                                                  ----------          -----------

NET INCOME (LOSS)                                                     (2,250)                 (88)

OTHER COMPREHENSIVE INCOME                                                --                   --
                                                                  ----------          -----------

COMPREHENSIVE INCOME (LOSS)                                       $   (2,250)         $       (88)
                                                                  ==========          ===========

Loss per weighted-average share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                          nil                  nil
                                                                  ==========          ===========

Weighted-average number of shares of common stock outstanding     2,720,,000            4,220,000
                                                                  ==========          ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2004 and 2003

                                   (UNAUDITED)

                                                                  Three months         Three months
                                                                      ended               ended
                                                                     June 30,            June 30,
                                                                       2004                2003
                                                                    ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $   (2,250)         $      (88)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                          --                  --
      (Increase) Decrease in
        Due from Attorney's Trust Account                                   --                  --
      Increase (Decrease) in
        Accounts payable and other accrued liabilities                   2,250                  88
                                                                    ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                       --                  --
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --                  --
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES                                        --                  --
                                                                    ----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            --                  --

Cash and cash equivalents at beginning of period                            --                  --
                                                                    ----------          ----------

Cash and cash equivalents at end of period                          $       --          $       --
                                                                    ==========          ==========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $       --          $       --
                                                                    ==========          ==========
   Income taxes paid (refunded)                                     $       --          $       --
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

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At June 30, 2004, the Company had no outstanding common stock equivalents.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through June 30, 2004, certain shareholders have advanced the Company an aggregate of approximately $10,300, of which approximately $9,700 was in the 4th quarter of Fiscal 2004, to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.


                (Remainder of this page left blank intentionally)

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended June 30, 2004 and 2003, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                              June 30,              June 30,
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

The Company's income tax expense (benefit) for each of the three months ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Three months  Three months
                                                          ended         ended
                                                         June 30,      June 30,
                                                          2004          2003
                                                          ----          ----
Statutory rate applied to income before income taxes      $(765)       $ (30)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --           --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward       765           30
                                                          -----        -----

    Income tax expense                                    $  --        $  --
                                                          =====        =====

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2004 and 2003, respectively:

                                                 June 30,           June 30,
                                                   2004               2003
                                                 --------           --------
     Deferred tax assets
       Net operating loss carryforwards          $ 81,000           $ 81,000
       Less valuation allowance                   (81,000)           (81,000)
                                                 --------           --------

       Net Deferred Tax Asset                    $     --           $     --
                                                 ========           ========

During  the three  months  ended June 30,  2004 and 2003,  the  reserve  for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED JUNE 30, 2004 AND 2003

The Company had no revenue for the respective three month periods ended June 30, 2004 and 2003, respectively.

General and administrative expenses for the quarters ended June 30, 2004 and 2003 were approximately $2,250 and $88, respectively. Net loss for the three months ended June 30, 2004 and 2003, respectively, was approximately $(2,250) and $(88). Earnings per share for the respective quarters ended June 30, 2004 and 2003 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2004 and 2003, respectively, the Company had working capital of approximately $(15,638) and $(5,446).

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

   None


--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETWORK CAPITAL, INC.


Dated: July 15, 2004                        /s/ Bruce Cairney
       -------------                        ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director