Form 10QSB
period 2004-12-31
NETWORK CAPITAL INC
filed 2005-03-14
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2004

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 21, 2005: 2,720,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

               Form 10-QSB for the Quarter ended December 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   14

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                    December 31,        December 31,
                                                                       2004                2003
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

     TOTAL ASSETS                                                   $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
   Accounts payable - trade                                         $   6,369           $  10,417
   Due from shareholder                                                12,524                 600
                                                                    ---------           ---------

     TOTAL LIABILITIES                                                 18,893              11,017
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
    500,000,000 shares authorized
    2,720,000 and 4,220,000 shares
    issued and outstanding, respectively                               27,200              42,200
   Additional paid-in capital                                         579,103             564,103
   Accumulated deficit                                               (624,599)           (616,723)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                       (18,296)            (10,420)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                             Nine months      Nine months     Three months     Three months
                                               ended            ended            ended            ended
                                            December 31,     December 31,     December 31,     December 31,
                                               2004             2003             2004             2003
                                            -----------      -----------      -----------      -----------
REVENUES                                    $        --      $        --      $        --      $        --
                                            -----------      -----------      -----------      -----------
EXPENSES
   General and administrative expenses            4,908            5,062            1,212            4,776
                                            -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                    (4,908)          (5,062)          (1,212)          (4,776)

PROVISION FOR INCOME TAXES                           --               --               --               --
                                            -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                (4,908)          (5,062)          (1,212)          (4,776)

OTHER COMPREHENSIVE INCOME                           --               --               --               --
                                            -----------      -----------      -----------      -----------

COMPREHENSIVE INCOME (LOSS)                 $    (4,908)     $    (5,062)     $    (1,212)     $    (4,776)
                                            ===========      ===========      ===========      ===========
Loss per weighted-average share
 of common stock outstanding, computed on
 Net Loss - basic and fully diluted                 nil              nil              nil              nil
                                            ===========      ===========      ===========      ===========
Weighted-average number of shares
 of common stock outstanding                  2,720,000        3,881,818        2,720,000        3,209,130
                                            ===========      ===========      ===========      ===========

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                       Nine months       Nine months
                                                                          ended             ended
                                                                       December 31,      December 31,
                                                                          2004              2003
                                                                        -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                             $(4,908)          $(5,062)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                           --                --
      (Increase) Decrease in due from Attorney's Trust Account               --                --
      Increase (Decrease) in
      Accounts payable and other accrued liabilities                      2,695             5,062
                                                                        -------           -------

NET CASH USED IN OPERATING ACTIVITIES                                    (2,213)               --
                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --                --
                                                                        -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officers/shareholders                                2,213                --
                                                                        -------           -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,213                --
                                                                        -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             --                --

Cash and cash equivalents at beginning of period                             --                --
                                                                        -------           -------

Cash and cash equivalents at end of period                              $    --           $    --
                                                                        =======           =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                      $    --           $    --
                                                                        =======           =======
   Income taxes paid (refunded)                                         $    --           $    --
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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2004 and 2003, the Company had no s issued and outstanding warrants, options and convertible debt outstanding.

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


                (Remainder of this page left blank intentionally)

                              NETWORK CAPITAL, INC.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the six months ended December 31, 2004 and 2003, are as follows:

                                            Nine months           Nine months
                                               ended                 ended
                                            December 31,          December 31,
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

The Company's income tax expense (benefit) for each of the nine months ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Nine months    Nine months
                                                        ended          ended
                                                     December 31,   December 31,
                                                         2004           2003
                                                       -------        -------

Statutory rate applied to income before income taxes   $(1,670)       $(1,720)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward     1,670          1,720
                                                       -------        -------

     Income tax expense                                $    --        $    --
                                                       =======        =======



                (Remainder of this page left blank intentionally)

                              NETWORK CAPITAL, INC.

NOTE F - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                               December 31,        December 31,
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

(2)  RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED DECEMBER 31, 2004 AND 2003

The Company had no revenue for the respective nine or three month periods ended December 31, 2004 and 2003, respectively.

General and administrative expenses for the nine months ended December 31, 2004 and 2003 were approximately $4,908 and $5,062, respectively. Net loss for the nine months ended December 31, 2004 and 2003, respectively, was approximately $(4,908) and $(5,062). Earnings per share for the nine months ended December 31, 2004 and 2003 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2004 and 2003, respectively, the Company had working capital of approximately $(18,296) and $(10,420).

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

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

                                            NETWORK CAPITAL, INC.


Dated: February 21, 2005                    /s/ Bruce Cairney
       -----------------                    ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director