Form 10KSB
period 2005-03-31
NETWORK CAPITAL INC
filed 2005-06-20
CIK 1129279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended March 31, 2005

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2005 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of June 15, 2005 was approximately $0.00.

As of June 15, 2005, there were 2,720,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              NETWORK CAPITAL, INC.

                                INDEX TO CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             11
Item 3   Legal Proceedings                                                   11
Item 4   Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters         12
Item 6   Management's Discussion and Analysis or Plan of Operation           13
Item 7   Financial Statements                                                16
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                             17
Item 8A  Controls and Procedures                                             17

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   17
Item 10  Executive Compensation                                              18
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     18
Item 12  Certain Relationships and Related Transactions                      19
Item 13  Exhibits and Reports on 8-K                                         19
Item 14  Principal Accountant Fees and Services                              19

SIGNATURES                                                                   20

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matters to a vote of the Company's shareholders during the preceding year.

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

As of June 15, 2005, there were 2,720,000 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 383 shareholders of record.

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

UNDESIGNATED STOCK

The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of $0.01 par value Undesignated Stock. As of March 31, 2005 and through the date of this filing, the Company has no shares of Undesignated Stock issued and outstanding.

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

RESULTS OF OPERATIONS

The Company had no operating revenue during the years ended March 31, 2005 and 2004, respectively.

General and administrative expenses for the years ended March 31, 2005 and 2004 were approximately $10,920 and $8,030, respectively. Net loss for the years ended March 31, 2005 and 2004 was approximately $(10,920) and (8,030). Earnings per share for the years ended March 31, 2005 and 2004 was $0.00 and $0.00 on the respective weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2005 and 2004, respectively, the Company had a working capital (deficit) of approximately $(24,300) and $(13,400), respectively.

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

As of March 31, 2005 and through the date of this filing, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A - CONTROLS AND PROCEDURES

As of March 31, 2005, evaluation of the effectiveness of the design and operation of Network Capital, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

       Name              Age           Position Held and Tenure
       ----              ---           ------------------------
   Bruce Cairney         59            President and Director Since 1990

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

ITEM 10 - EXECUTIVE COMPENSATION

There was no executive compensation paid during either of the years ended March 31, 2005 and 2004, respectively.

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

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

   None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA.

                                       Year ended            Year ended
                                        March 31,             March 31,
                                          2005                  2004
                                         ------                ------
1. Audit fees                            $5,375                $3,000
2. Audit-related fees                        --                    --
3. Tax fees                                  --                    --
4. All other fees                            --                    --
                                         ------                ------

Totals                                   $5,375                $3,000
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2005, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2005, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of S. W. Hatfield, CPA as independent auditors and authorized this firm to also prepare the Company's Federal and State income tax returns.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       NETWORK CAPITAL, INC.


Dated: June 15, 2005                   By: /s/ Bruce Cairney
       -------------                      --------------------------------------
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


Dated: June 15, 2005                   By: /s/ Bruce Cairney
       -------------                      --------------------------------------
                                                                   Bruce Cairney
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                              NETWORK CAPITAL, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS
   Balance Sheets
     as of March 31, 2005 and 2004                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2005 and 2004                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2005 and 2004                             F-5

   Statements of Cash Flows
     for the years ended March 31, 2005 and 2004                             F-7

   Notes to Financial Statements                                             F-8

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Network Capital, Inc.

We have audited the accompanying balance sheet of Network Capital, Inc. (a Minnesota corporation) as of March 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the years ended March 31, 2005 and 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Capital, Inc. as of March 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended March 31, 2005 and 2004, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                              /s/ S. W. Hatfield, CPA
                                              ---------------------------
                                              S. W. HATFIELD, CPA

Dallas, Texas
June 10, 2005

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             March 31, 2005 and 2004

                                                                         March 31,           March 31,
                                                                           2005                2004
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $      --           $      --
   Receivable from attorney trust account                                      597                 597
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $     597           $     597
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $   9,376           $   3,674
   Due to shareholders                                                      15,529              10,311
                                                                         ---------           ---------

     TOTAL CURRENT LIABILITIES                                              24,905              13,985
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Undesignated stock - $0.01 par value
     5,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.001 par value
     500,000,000 shares authorized
     2,720,000 shares issued and outstanding, respectively                   2,720               2,720
   Additional paid-in capital                                              603,583             603,583
   Accumulated deficit                                                    (630,611)           (619,691)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (24,308)            (13,388)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     597           $     597
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2005 and 2004


                                              Year ended            Year ended
                                               March 31,             March 31,
                                                 2005                  2004
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
   General and administrative expenses             10,920                 8,030
                                              -----------           -----------

      Total operating expenses                     10,920                 8,030
                                              -----------           -----------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                (10,920)               (8,030)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (10,920)               (8,030)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (10,920)          $    (8,030)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          2,720,000             3,592,951
                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2005 and 2004

                                            Common Stock            Additional
                                        ---------------------        paid-in     Accumulated
                                        Shares         Amount        capital       deficit          Total
                                        ------         ------        -------       -------          -----
BALANCES AT APRIL 1, 2003             4,220,000       $ 4,220       $602,083      $(611,661)      $ (5,358)

Surrender of stock by three
 shareholders for no compensation    (1,500,000)       (1,500)         1,500             --             --

Net loss for the year                        --            --             --         (8,030)        (8,030)
                                     ----------       -------       --------      ---------       --------

BALANCES AT MARCH 31, 2004            2,720,000         2,720        603,583       (619,691)       (13,388)

Net loss for the year                        --            --             --        (10,920)       (10,920)
                                     ----------       -------       --------      ---------       --------


BALANCES AT MARCH 31, 2005            2,720,000       $ 2,720       $603,583      $(630,611)      $(24,308)
                                     ==========       =======       ========      =========       ========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2005 and 2004

                                                                  Year ended         Year ended
                                                                   March 31,          March 31,
                                                                     2005               2004
                                                                   --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(10,920)          $(8,030)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                --
      (Increase) Decrease in
      Receivable from Attorney's Trust Account                           --                --
      Increase (Decrease) in
        Accounts payable and other accrued expenses                  (5,702)           (1,681)
                                                                   --------           -------
          NET CASH USED IN OPERATING ACTIVITIES                      (5,218)           (9,711)
                                                                   --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
                                                                   --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholders                                      5,218             9,711
                                                                   --------           -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,218             9,711
                                                                   --------           -------

INCREASE (DECREASE) IN CASH                                              --                --

Cash at beginning of period                                              --                --
                                                                   --------           -------

CASH AT END OF PERIOD                                              $     --           $    --
                                                                   ========           =======

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $    --
                                                                   ========           =======
   Income taxes paid for the year                                  $     --           $    --
                                                                   ========           =======

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Network Capital, Inc. (Company) was originally incorporated on May 19, 1959 under the laws of the State of Minnesota as Fast Car Wash Co. In January 1997, the Company changed it's corporate name Network Capital, Inc.

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

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

   As of March 31, 2005 and 2004, the Company's has no issued and outstanding, warrants, options and convertible debt.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through March 31, 2005 and 2004, respectively, certain shareholders have advanced the Company an aggregate of approximately $15,529 and $10,311, of which approximately $9,700 was in the 4th quarter of Fiscal 2004, to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended March 31, 2005 and 2004, are as follows:

                                                       Year ended     Year ended
                                                        March 31,      March 31,
                                                          2005           2004
                                                        -------         -------
     Federal:
       Current                                          $    --         $    --
       Deferred                                              --              --
                                                        -------         -------
                                                             --              --
                                                        -------         -------
     State:
       Current                                               --              --
       Deferred                                              --              --
                                                        -------         -------
                                                             --              --
                                                        -------         -------
       Total                                            $    --         $    --
                                                        =======         =======

The Company has a net operating loss of approximately $422,000 for Federal income tax purposes and approximately $322,000 for State income tax purposes, which will begin to expire in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended     Year ended
                                                        March 31,      March 31,
                                                          2005           2004
                                                        -------         -------

Statutory rate applied to income before income taxes    $(3,700)       $(2,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      3,700          2,000
                                                        -------        -------

     Income tax expense                                 $    --        $    --
                                                        =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively:

                                                        March 31,      March 31,
                                                          2005           2004
                                                        ---------     ---------
Deferred tax assets
  Net operating loss carryforwards                      $ 144,000     $ 140,000
  Less valuation allowance                               (144,000)     (140,000)
                                                        ---------     ---------

  Net Deferred Tax Asset                                $      --     $      --
                                                        =========     =========

During the years ended March 31, 2005 and 2004, the reserve for the deferred current tax asset increased by approximately $4,000 and $2,000, respectively.

                              NETWORK CAPITAL, INC.

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

NOTE I - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.

                                Quarter ended     Quarter ended    Quarter ended    Quarter ended     Year ended
                                   June 30        September 30     December 31        March 31         March 31
                                   -------        ------------     -----------        --------         --------
YEAR ENDED MARCH 31, 2005
   Net revenues                  $       --       $       --       $       --       $       --       $       --
   Gross profit                          --               --               --               --               --
   Net loss from operations          (5,801)          (1,457)          (1,974)          (1,688)         (10,920)
   Basic and fully diluted
    earnings per share                  nil              nil              nil              nil              nil
   Weighted-average
    number of shares
    outstanding                   2,720,000        2,720,000        2,720,000        2,720,000        2,720,000

YEAR ENDED MARCH 31, 2004

   Net revenues                  $       --       $       --       $       --       $       --       $       --
   Gross profit                          --               --               --               --               --
   Net loss from operations             (88)            (198)          (4,776)          (2,968)          (8,030)
   Basic and fully diluted
    earnings per share                  nil              nil              nil              nil              nil
   Weighted-average
    number of shares
    outstanding                   4,220,000        4,220,000        3,209,130        2,720,000        3,592,951

The  Company   experiences   fluctuations  in  quarterly   operating   expenses,
principally professional services, which are charged to expense as the services are incurred.