Form 10QSB
period 2005-06-30
NETWORK CAPITAL INC
filed 2005-08-12
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2005

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

                                 (952) 920-2130
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2004: 2,720,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits                                                            12

SIGNATURES                                                                   12

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                             NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             June 30, 2005 and 2004

                                   (UNAUDITED)

                                                                     June 30,            June 30,
                                                                       2005                2004
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

      TOTAL ASSETS                                                  $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $  11,440           $   5,924
   Due from shareholder                                                16,003              10,311
                                                                    ---------           ---------

      TOTAL LIABILITIES                                                27,443              16,235
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
     5,000,000 shares authorized
     None issued and outstanding                                           --                  --
   Common stock - $0.001 par value
     500,000,000 shares authorized
     2,720,000 shares issued and outstanding, respectively             27,200              27,200
   Additional paid-in capital                                         579,103             579,103
   Accumulated deficit                                               (633,149)           (621,941)
                                                                    ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY                                      (26,846)            (15,638)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    Three months ended June 30, 2005 and 2004

                                   (UNAUDITED)

                                                                      Three months        Three months
                                                                         ended               ended
                                                                        June 30,            June 30,
                                                                          2005                2004
                                                                       ----------          -----------
REVENUES                                                               $       --          $        --
                                                                       ----------          -----------
EXPENSES
   General and administrative expenses                                      2,538                2,250
                                                                       ----------          -----------

INCOME (LOSS) FROM OPERATIONS                                              (2,538)              (2,250)

PROVISION FOR INCOME TAXES                                                     --                   --
                                                                       ----------          -----------

NET INCOME (LOSS)                                                          (2,538)              (2,250)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                       ----------          -----------

COMPREHENSIVE INCOME (LOSS)                                            $   (2,538)         $    (2,250)
                                                                       ==========          ===========

Loss per weighted-average share of common stock outstanding,
 computed on Net Loss - basic and fully diluted                        nil                         nil
                                                                       ==========          ===========

Weighted-average number of shares of common stock outstanding          2,720,,000            2,720,000
                                                                       ==========          ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2005 and 2004

                                   (UNAUDITED)

                                                                  Three months      Three months
                                                                     ended             ended
                                                                    June 30,          June 30,
                                                                      2005              2004
                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(2,538)          $(2,250)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                       --                --
      (Increase) Decrease in
        Due from Attorney's Trust Account                                --                --
       Increase (Decrease) in
        Accounts payable and other accrued liabilities                2,064             2,250
                                                                    -------           -------
NET CASH USED IN OPERATING ACTIVITIES                                  (474)               --
                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholders                                        474                --
                                                                    -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               474                --
                                                                    -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         --                --

Cash and cash equivalents at beginning of period                         --                --
                                                                    -------           -------

Cash and cash equivalents at end of period                          $    --           $    --
                                                                    =======           =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $    --           $    --
                                                                    =======           =======
   Income taxes paid (refunded)                                     $    --           $    --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2005. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2006.

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

3. Earnings (loss) per share - continued

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through June 30, 2005, certain shareholders have advanced the Company an aggregate of approximately $16,003 to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended June 30, 2005 and 2004, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                              June 30,              June 30,
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

NOTE G - INCOME TAXES - CONTINUED

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

The Company's income tax expense (benefit) for each of the three months ended June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Three months  Three months
                                                          ended         ended
                                                         June 30,      June 30,
                                                          2005          2004
                                                          ----          ----
Statutory rate applied to income before income taxes      $(860)       $(765)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --           --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward       860          765
                                                          -----        -----

    Income tax expense                                    $  --        $  --
                                                          =====        =====

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2005 and 2004, respectively:

                                                 June 30,           June 30,
                                                   2005               2004
                                                 --------           --------
     Deferred tax assets
       Net operating loss carryforwards          $ 81,000           $ 81,000
       Less valuation allowance                   (81,000)           (81,000)
                                                 --------           --------

       Net Deferred Tax Asset                    $     --           $     --
                                                 ========           ========

During  the three  months  ended June 30,  2005 and 2004,  the  reserve  for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED JUNE 30, 2005 AND 2004

The Company had no revenue for the respective three month periods ended June 30, 2005 and 2004, respectively.

General and administrative expenses for the quarters ended June 30, 2005 and 2004 were approximately $2,500 and $2,250, respectively. Net loss for the three months ended June 30, 2005 and 2004, respectively, was approximately $(2,500) and $(2,250). Earnings per share for the respective quarters ended June 30, 2005 and 2004 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2005 and 2004, respectively, the Company had working capital of approximately $(26,800) and $(15,600).

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

                                            NETWORK CAPITAL, INC.

Dated: August 5, 2005                       /s/ Bruce Cairney
       --------------                       ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director