Form 10QSB
period 2005-09-30
NETWORK CAPITAL INC
filed 2005-11-10
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2005

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

                                 (952) 920-2130
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 9, 2005: 2,720,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                   12

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                           September 30, 2005 and 2004

                                   (UNAUDITED)

                                                                   September 30,       September 30,
                                                                      2005                2004
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

      TOTAL ASSETS                                                  $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable - trade                                         $  11,604           $   5,570
   Advances from shareholders                                          18,318              12,091
                                                                    ---------           ---------

      TOTAL LIABILITIES                                                29,922              17,661
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
     5,000,000 shares authorized
     None issued and outstanding                                           --                  --
   Common stock - $0.001 par value
     500,000,000 shares authorized
     2,720,000 shares issued and outstanding, respectively             27,200              27,200
   Additional paid-in capital                                         579,103             579,103
   Accumulated deficit                                               (635,628)           (623,367)
                                                                    ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY                                      (29,325)            (17,064)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Six and Three months ended September 30, 2005 and 2004

                                   (UNAUDITED)

                                             Six months         Six months        Three months       Three months
                                               ended              ended              ended              ended
                                            September 30,      September 30,      September 30,      September 30,
                                                2005               2004               2005               2004
                                             ----------         ----------         ----------         ----------
REVENUES                                     $       --         $       --         $       --         $       --
                                             ----------         ----------         ----------         ----------
EXPENSES
  General and administrative expenses             5,017              3,676              2,479              1,426
                                             ----------         ----------         ----------         ----------

INCOME (LOSS) FROM OPERATIONS                    (5,017)            (3,676)            (2,479)            (1,426)

PROVISION FOR INCOME TAXES                           --                 --                 --                 --
                                             ----------         ----------         ----------         ----------

NET INCOME (LOSS)                                (5,017)            (3,676)            (2,479)            (1,426)

OTHER COMPREHENSIVE INCOME                           --                 --                 --                 --
                                             ----------         ----------         ----------         ----------

COMPREHENSIVE INCOME (LOSS)                  $   (5,017)        $   (3,676)        $   (2,479)        $   (1,426)
                                             ==========         ==========         ==========         ==========
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss - basic
 and fully diluted                                  nil                nil                nil                nil
                                             ==========         ==========         ==========         ==========

Weighted-average number of shares
 of common stock outstanding                  2,720,000          2,720,000          2,720,000          2,720,000
                                             ==========         ==========         ==========         ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2005 and 2004

                                   (UNAUDITED)

                                                                   Six months        Six months
                                                                     ended             ended
                                                                  September 30,     September 30,
                                                                      2005              2004
                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(5,017)          $(3,676)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                       --                --
      (Increase) Decrease in
        Due from Attorney's Trust Account                                --                --
      Increase (Decrease) in
        Accounts payable and other accrued liabilities                2,228             1,896
                                                                    -------           -------
NET CASH USED IN OPERATING ACTIVITIES                                (2,789)           (1,780)
                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from shareholders                                         2,789             1,780
                                                                    -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,789             1,780
                                                                    -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         --                --

Cash and cash equivalents at beginning of period                         --                --
                                                                    -------           -------

Cash and cash equivalents at end of period                          $    --           $    --
                                                                    =======           =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $    --           $    --
                                                                    =======           =======
   Income taxes paid (refunded)                                     $    --           $    --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of September 31, 2005 and 2004, respectively, the Company's has no issued and outstanding, warrants, options and convertible debt.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through September 30, 2005, certain shareholders have advanced the Company an aggregate of approximately $18,318 to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended September 30, 2005 and 2004, respectively, are as follows:

                                             Six months            Six months
                                                ended                 ended
                                             September 30,         September 30,
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
                                              =======               =======

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES - CONTINUED

The Company has a net operating loss of approximately $635,000 for income tax purposes, which will begin to expire in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended September 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Six months        Six months
                                                               ended             ended
                                                            September 30,     September 30,
                                                               2005              2004
                                                             -------           ------
Statutory rate applied to income before income taxes         $(1,700)          $(2,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward          1,700             2,500
                                                             -------           -------

    Income tax expense                                       $    --           $    --
                                                             =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004, respectively:


                                              September 30,        September 30,
                                                  2005                 2004
                                               ---------            ---------
Deferred tax assets
  Net operating loss carryforwards             $ 216,000            $ 213,000
  Less valuation allowance                      (216,000)            (213,000)
                                               ---------            ---------

  Net Deferred Tax Asset                       $      --            $      --
                                               =========            =========

During each of the six month periods ended September 30, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $1,700 and $2,500, respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

The Company had no revenue for either of the respective six and three month periods ended September 30, 2005 and 2004, respectively.

General and administrative expenses for the six months ended September 30, 2005 and 2004 were approximately $5,000 and $7,300, respectively. Net loss for the six months ended September 30, 2005 and 2004, respectively, was approximately $(5,000) and $(7,300). Earnings per share for the respective six month periods ended September 30, 2005 and 2004 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $(29,300) and $(20,600), inclusive of advances from shareholders of approximately $(18,300) and $(12,700), respectively.

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

Dated: November 9, 2005                     /s/ Bruce Cairney.
       ----------------                     ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director