Form 10QSB
period 2005-12-31
NETWORK CAPITAL INC
filed 2006-04-03
CIK 1129279

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2005

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 30, 2006: 4,320,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              NETWORK CAPITAL, INC.

               Form 10-QSB for the Quarter ended December 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits                                                            12

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                   December 31,        December 31,
                                                                      2005                2004
                                                                    ---------           ---------
                                     ASSETS
ASSETS
   Cash on hand and in bank                                         $      --           $      --
   Due from Attorney's Trust Account                                      597                 597
                                                                    ---------           ---------

      TOTAL ASSETS                                                  $     597           $     597
                                                                    =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
   Accounts payable - trade                                         $  12,762           $   6,369
   Due from shareholders                                               18,418              12,524
                                                                    ---------           ---------

      TOTAL LIABILITIES                                                31,180              18,893
                                                                    ---------           ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock - $0.01 par value
    5,000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
    500,000,000 shares authorized
    4,320,000 and 4,220,000 shares
    issued and outstanding, respectively                               43,200              27,200
   Additional paid-in capital                                         579,103             579,103
   Accumulated deficit                                               (652,886)           (624,599)
                                                                    ---------           ---------

     TOTAL SHAREHOLDERS' EQUITY                                       (30,583)            (18,296)
                                                                    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     597           $     597
                                                                    =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                            Nine months       Nine months       Three months      Three months
                                               ended             ended             ended             ended
                                            December 31,      December 31,      December 31,      December 31,
                                                2005              2004              2005              2004
                                            -----------       -----------       -----------       -----------
REVENUES                                    $        --       $        --       $        --       $        --
                                            -----------       -----------       -----------       -----------

EXPENSES
   Management fees                               16,000                --            16,000                --
   General and administrative expenses            6,274             4,908             1,258             1,212
                                            -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                   (22,274)           (4,908)          (17,258)           (1,212)

PROVISION FOR INCOME TAXES                           --                --                --                --
                                            -----------       -----------       -----------       -----------

NET INCOME (LOSS)                               (22,274)           (4,908)          (17,258)           (1,212)

OTHER COMPREHENSIVE INCOME                           --                --                --                --
                                            -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                 $   (22,274)      $    (4,908)      $   (17,258)      $    (1,212)
                                            ===========       ===========       ===========       ===========
Loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss -
 basic and fully diluted                    $     (0.01)              nil               nil               nil
                                            ===========       ===========       ===========       ===========
Weighted-average number of shares
   of common stock outstanding                2,976,000         2,720,000         3,485,217         2,720,000
                                            ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                   Nine months        Nine months
                                                                      ended              ended
                                                                   December 31,       December 31,
                                                                      2005               2004
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(22,274)          $ (4,908)
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                        --                 --
      Management fees paid with common stock                          16,000                 --
      (Increase) Decrease in
         Due from Attorney's Trust Account                                --                 --
      Increase (Decrease) in
         Accounts payable and other accrued liabilities                3,386              2,695
                                                                    --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                 (2,889)            (2,213)
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                 --
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds advanced by officers/shareholders                             2,289              2,213
                                                                    --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,289              2,213
                                                                    --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          --                 --

Cash and cash equivalents at beginning of period                          --                 --
                                                                    --------           --------

Cash and cash equivalents at end of period                          $     --           $     --
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                  $     --           $     --
                                                                    ========           ========
   Income taxes paid (refunded)                                     $     --           $     --
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

During 1993, Iowa Dirt Farms,  Inc. filed for bankruptcy  under Chapter 7 of the
U. S. Bankruptcy Code and ceased all operations.

In January 1997, the Company changed it's corporate name from Eagle Holdings, Inc. to Network Capital, Inc.

Since 1993, the Company has had no operations, operating assets or significant liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

                              NETWORK CAPITAL, INC.

NOTE C - GOING CONCERN UNCERTAINTY

The Company has had no operations, operating assets or significant liabilities since 1993 and it's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of December 31, 2005 and 2004, respectively, the Company's has no issued and outstanding, warrants, options and convertible debt.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through December 31, 2005, certain shareholders have advanced the Company an aggregate of approximately $18,418 to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended December 31, 2005 and 2004, respectively, are as follows:

                                            Nine months           Nine months
                                               ended                 ended
                                            December 31,          December 31,
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
                                              =======               =======

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES - CONTINUED

The Company has a net operating loss of approximately $636,000 for income tax purposes, which will begin to expire in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Nine months    Nine months
                                                        ended          ended
                                                     December 31,   December 31,
                                                         2005           2004
                                                       -------        -------

Statutory rate applied to income before income taxes   $(7,570)       $(1,670)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward     7,570          1,670
                                                       -------        -------

     Income tax expense                                $    --        $    --
                                                       =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                               December 31,        December 31,
                                                  2005                2004
                                                --------            --------
Deferred tax assets
  Net operating loss carryforwards              $142,800            $141,700
  Less valuation allowance                      (142,800)           (141,700)
                                                --------            --------

  Net Deferred Tax Asset                        $     --            $     --
                                                ========            ========

During each of the nine month periods ended December 31, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $8,100 and $1,700, respectively.

NOTE H - COMMON STOCK TRANSACTIONS

On November 18, 2005, the Company's Board of Directors approved the issuance of 100,000 shares of restricted common stock to Craig Laughlin, an existing shareholder, for services performed in conjunction with locating a suitable private enterprise merger candidate. This transaction was valued at $1,000 (or $0.01 per share), which approximates the fair value of the Company's common stock and the services performed. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used by the Company in conjunction with this transaction.

On November 18, 2005, the Company's Board of Directors approved the issuance of an aggregate 1,500,000 shares of restricted, unregistered common stock in the amount of 500,000 shares each to Craig Laughlin, Bruce Cairney and Richard Prescott, all existing shareholders and/or corporate officers, for services performed in preserving the corporate entity. These transactions were valued at approximately $5,000 each (or $0.01 per share), which approximates the fair value of the Company's common stock and the services performed. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used by the Company in conjunction with this transaction.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

QUARTERS ENDED DECEMBER 31, 2005 AND 2004

The Company had no revenue for either of the respective six and three month periods ended December 31, 2005 and 2004, respectively.

General and administrative expenses for the nine months ended December 31, 2005 and 2004 were approximately $22,274 and $4,900, respectively. Net loss for the nine months ended December 31, 2005 and 2004, respectively, was approximately $(22,274) and $(4,900). Included in the December 31, 2005 expenses is a non-cash charge of approximately $16,000 related to various management fees paid with the issuance of 1,600,000 shares of restricted, unregistered common stock to Bruce Cairney (500,000 shares), the Company's sole officer and director; Craig Laughlin (600,000 shares) and Richard Prescott (500,000 shares), both existing Company shareholders.

Earnings per share for the respective nine month periods ended December 31, 2005 and 2004 was $(0.01) and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2005 and 2004, respectively, the Company had working capital of approximately $(30,600) and $(18,300), inclusive of advances from shareholders of approximately $(18,400) and $(12,500), respectively.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On November 18, 2005, the Company's Board of Directors approved the issuance of 100,000 shares of restricted common stock to Craig Laughlin, an existing shareholder, for services performed in conjunction with locating a suitable private enterprise merger candidate. This transaction was valued at $1,000 (or $0.01 per share), which approximates the fair value of the Company's common stock and the services performed. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used by the Company in conjunction with this transaction.

On November 18, 2005, the Company's Board of Directors approved the issuance of an aggregate 1,500,000 shares of restricted, unregistered common stock in the amount of 500,000 shares each to Craig Laughlin, Bruce Cairney and Richard Prescott, all existing shareholders and/or corporate officers, for services performed in preserving the corporate entity. These transactions were valued at approximately $5,000 each (or $0.01 per share), which approximates the fair value of the Company's common stock and the services performed. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used by the Company in conjunction with this transaction.

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

Dated: March 30, 2006                       /s/ Bruce Cairney.
       --------------                       ------------------------------------
                                                                   Bruce Cairney
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director