Form 10KSB
period 2006-03-31
NETWORK CAPITAL INC
filed 2006-07-12
CIK 1129279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended March 31, 2006

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

             7747 Margerum Avenue, Unit 227; San Diego CA 92120-1462
                    (Address of principal executive offices)

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

The issuer's revenues for the fiscal year ended March 31, 2006 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of June 14, 2006 was approximately $0.00.

As of June 14, 2006, there were 4,320,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              NETWORK CAPITAL, INC.

                                INDEX TO CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             11
Item 3   Legal Proceedings                                                   11
Item 4   Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters         12
Item 6   Management's Discussion and Analysis or Plan of Operation           13
Item 7   Financial Statements                                                17
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                            17
Item 8A  Controls and Procedures                                             17

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  17
Item 10  Executive Compensation                                              19
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    19
Item 12  Certain Relationships and Related Transactions                      20
Item 13  Exhibits and Reports on 8-K                                         20
Item 14  Principal Accountant Fees and Services                              20

SIGNATURES                                                                   21

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

Since 1993, the Company has had no operations, significant assets or significant liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. As of the date of this filing, the Company has not successfully identified or entered into any agreement to merge with or into another entity wishing to become a "public company".

The  Company  intends  to  continue  to  comply  with  the  periodic   reporting
requirements of the Securities Exchange Act of 1934, as amended, and continues to seek a suitable business acquisition transaction.

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

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on The NASDAQ Stock Market or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

RULE 144 SALES. Of the 4,300,000 presently outstanding shares of the Company's stock, 1,600,000 of these shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. It is the current position of the U. S. Securities and Exchange Commission (SEC) that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must subject to a Registration Statement under the Securities Act of 1933, as amended. Any other equity securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect this position of the SEC.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has no property, either owned or leased, and maintains only a mailing address at 7747 Margerum Avenue, Unit 227, San Diego, California 92120. The Company's telephone number there is (952) 920-2130. The Company does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

In 1993, Iowa Dirt Farms filed a petition for bankruptcy under Chapter 7 and received a discharge from its liabilities in 1995. During these proceedings, certain liabilities of Iowa Dirt Farm were attributed to the Company. In 1996, although creditors had not pursued any collection efforts, the Company issued 31,104 shares of common stock in settlement of certain liabilities. An additional $4,729 in Iowa Dirt Farm liabilities were attributed to the Company in the bankruptcy proceedings. The Company continues to dispute these liabilities. Through the date of this filing, the creditors have not contacted the Company regarding these contingent liabilities. Pursuant to the provisions of Minnesota Corporation Law, if no claim for recovery or collection is made for a period of at least six (6) years, the creditor loses all right of recovery. Accordingly, Management of the Company continue to be of the opinion that no right of collection or recovery remains on these contingent liabilities as of the date of this filing.

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

As of June 14, 2006, there were 4,320,000 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding, owned by approximately 383 shareholders of record.

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

UNDESIGNATED STOCK

The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of $0.01 par value Undesignated Stock. As of March 31, 2006 and through the date of this filing, the Company has no shares of Undesignated Stock issued and outstanding.

TRANSFER AGENT

Our independent stock transfer agent is Fidelity Transfer Company located in Salt Lake City, Utah. Their address and telephone number is: 1800 S. West Temple, Suite 301, Salt Lake City, UT 84115; (801) 484-7222.

REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending March 31 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

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

In January 1997 the Company changed its name from Eagle Holdings, Inc. to Network Capital, Inc.

Since 1993, the Company has had no operations, significant assets or significant liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

RESULTS OF OPERATIONS

The Company had no operating revenue during the years ended March 31, 2006 and 2005, respectively.

General and administrative expenses for the years ended March 31, 2006 and 2005 were approximately $24,000 and $11,000, respectively. Net loss for the years ended March 31, 2006 and 2005 was approximately $(24,000) and $(11,000), respectively. Earnings per share for the years ended March 31, 2006 and 2005 was approximately $(0.01) and $0.00on the respective weighted-average shares issued and outstanding during each year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006 and 2005, respectively, the Company had a working capital (deficit) of approximately $(32,300) and $(24,300), respectively.

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

As of March 31, 2006 and through the date of this filing, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

           Name              Age                 Position Held and Tenure
           ----              ---                 ------------------------
     Bruce Cairney            60            President and Director Since 1990

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

There was no executive compensation paid during either of the years ended March 31, 2005.

Currently, management of the Company requires less than four (4) hours per quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 7747 Margerum Avenue, Unit 227, San Diego, California 92120. The Company's telephone number there is (952) 920-2130. This address is maintained and controlled by Bruce Cairney, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   2.1   Restated Articles of Incorporation (*)
   2.2   By-Laws (*)
   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------
(*) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on December 21, 2000.

REPORTS ON FORM 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA.

                                                Year ended         Year ended
                                              March 31, 2006     March 31, 2005
                                              --------------     --------------
     1.  Audit fees                               $6,445             $5,375
     2.  Audit-related fees                           --                 --
     3.  Tax fees                                     --                 --
     4.  All other fees                               --                 --
                                                  ------             ------

          Totals                                  $6,445             $5,375
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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2006, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2006, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of S. W. Hatfield, CPA as independent auditors and authorized this firm to also prepare the Company's Federal and State income tax returns, as directed by management.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                              NETWORK CAPITAL, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----
ANNUAL FINANCIAL STATEMENTS

   Report of Registered Independent Certified Public Accounting Firm        F-2

   Balance Sheets
     as of March 31, 2006 and 2005                                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2006 and 2005                            F-4

   Statement of Changes in Shareholders' Deficit
     for the years ended March 31, 2006 and 2005                            F-5

   Statements of Cash Flows
     for the years ended March 31, 2006 and 2005                            F-6

   Notes to Financial Statements                                            F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Network Capital, Inc.

We have audited the accompanying balance sheet of Network Capital, Inc. (a Minnesota corporation) as of March 31, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in shareholders' deficit and cash flows for each of the years ended March 31, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Capital, Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended March 31, 2006 and 2005, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                           /s/ S. W. HATFIELD, CPA
                                           -----------------------------
Dallas, Texas
June 1, 2006

                              NETWORK CAPITAL, INC.
                                 BALANCE SHEETS
                             March 31, 2006 and 2005

                                                                     March 31,           March 31,
                                                                       2006                2005
                                                                     ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $      --           $      --
   Receivable from attorney trust account                                  597                 597
                                                                     ---------           ---------

TOTAL ASSETS                                                         $     597           $     597
                                                                     =========           =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                          $  10,089           $   9,376
   Due to shareholders                                                  22,782              15,529
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                         32,871              24,905
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Undesignated stock - $0.01 par value
     5,000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
     500,000,000 shares authorized
     4,320,000 and 2,720,000 shares
      issued and outstanding, respectively                               4,320               2,720
   Additional paid-in capital                                          617,983             603,583
   Accumulated deficit                                                (654,577)           (630,611)
                                                                     ---------           ---------

      TOTAL SHAREHOLDERS' DEFICIT                                      (32,274)            (24,308)
                                                                     ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $     597           $     597
                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2006 and 2005


                                              Year ended            Year ended
                                               March 31,             March 31,
                                                 2006                  2005
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
OPERATING EXPENSES
   Management fees                                 16,000                    --
   General and administrative expenses              7,966                10,920
                                              -----------           -----------

      Total operating expenses                     23,966                10,920
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (23,966)              (10,920)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (23,966)              (10,920)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (23,966)          $   (10,920)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                      $     (0.01)                  nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          3,307,397             2,720,000
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       Years ended March 31, 2006 and 2005

                                       Common Stock         Additional
                                   --------------------      paid-in      Accumulated
                                   Shares        Amount      capital        deficit          Total
                                   ------        ------      -------        -------          -----
BALANCES AT APRIL 1, 2004         2,720,000      $2,720      $603,583      $(619,691)      $(13,388)

Net loss for the year                    --          --            --        (10,920)       (10,920)
                                  ---------      ------      --------      ---------       --------

BALANCES AT MARCH 31, 2005        2,720,000       2,720       603,583       (630,611)       (24,308)

Issuance of common stock for
 management fees                  1,600 000       1,600        14,400             --         16,000

Net loss for the year                    --          --            --        (23,966)       (23,966)
                                  ---------      ------      --------      ---------       --------

BALANCES AT MARCH 31, 2006        4,320,000      $4,320      $617,983      $(654,577)      $(32,374)
                                  =========      ======      ========      =========       ========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2006 and 2005

                                                                  Year ended         Year ended
                                                                   March 31,          March 31,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(23,966)          $(10,920)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Management fees paid with common stock                         16,000                 --
      (Increase) Decrease in
        Receivable from Attorney's Trust Account                         --                 --
      Increase (Decrease) in
        Accounts payable and other accrued expenses                     713             (5,702)
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                (7,253)            (5,218)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced by shareholders                                      7,253              5,218
                                                                   --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             7,253              5,218
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                              --                 --

Cash at beginning of period                                              --                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $     --           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

                              NETWORK CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Network Capital, Inc. (Company) was originally incorporated on May 19, 1959 under the laws of the State of Minnesota as Fast Car Wash Co. Between September 1968 and January 1997, the Company amended and restated it's Articles of Incorporation and changed it's corporate name to Eagle Industries, Inc, Eagle Holdings, Inc. and, finally, Network Capital, Inc.

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

The Company has had no operations, significant assets or liabilities since 1993 and it's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

                              NETWORK CAPITAL, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of March 31, 2006 and 2005, the Company's has no issued and outstanding, warrants, options and convertible debt.

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

NOTE F - ADVANCES FROM SHAREHOLDERS

Through March 31, 2006 and 2005, respectively, certain shareholders have advanced the Company an aggregate of approximately $22,782 and $15,529, respectively, to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

                              NETWORK CAPITAL, INC.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended March 31, 2006 and 2005, are as follows:

                                                       Year ended     Year ended
                                                        March 31,      March 31,
                                                          2006           2005
                                                        -------         -------
     Federal:
       Current                                          $    --         $    --
       Deferred                                              --              --
                                                        -------         -------
                                                             --              --
                                                        -------         -------
     State:
       Current                                               --              --
       Deferred                                              --              --
                                                        -------         -------
                                                             --              --
                                                        -------         -------
       Total                                            $    --         $    --
                                                        =======         =======

The Company has a net operating loss of approximately $450,000 for Federal and State income tax purposes, which will begin expiring in 2006 if not utilized. The amount and availability of any net operating loss carryforwards against future Federal or State taxable income may be subject to limitations set forth by the Internal Revenue Code or applicable State law. Factors such as the number of shares ultimately issued within a three year look-back period to determine whether there is a deemed more than 50 percent change in control concerning shareholders of 5.0% or more of the Company's issued and outstanding common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended     Year ended
                                                        March 31,      March 31,
                                                          2006           2005
                                                        -------         -------

Statutory rate applied to income before income taxes    $(8,100)       $(3,700)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --             --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      8,100          3,700
                                                        -------        -------

     Income tax expense                                 $    --        $    --
                                                        =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2006 and 2005, respectively:
                                                      March 31,       March 31,
                                                        2006            2005
                                                      ---------       ---------
Deferred tax assets
  Net operating loss carryforwards                    $ 152,000       $ 144,000
  Less valuation allowance                             (152,000)       (144,000)
                                                      ---------       ---------

  Net Deferred Tax Asset                              $      --       $      --
                                                      =========       =========

During the years ended March 31, 2006 and 2005, the reserve for the deferred current tax asset increased by approximately $8,000 and $4,000, respectively.

                              NETWORK CAPITAL, INC.

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

NOTE I - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005, respectively.

                                Quarter ended     Quarter ended     Quarter ended    Quarter ended      Year ended
                                   June 30        September 30       December 31        March 31         March 31
                                   -------        ------------       -----------        --------         --------
YEAR ENDED MARCH 31, 2006
   Net revenues                  $       --        $       --        $       --       $       --       $       --
   Gross profit                          --                --                --               --               --
   Net loss from operations          (2,538)           (2,479)          (17,258)          (1,691)         (23,966)
   Basic and fully diluted
    earnings per share                  nil               nil        $    (0.01)             nil       $    (0.01)
   Weighted-average
    number of shares
    outstanding                   2,720,000         2,720,000         2,976,000        4,320,000        3,307,397

                                Quarter ended     Quarter ended     Quarter ended    Quarter ended      Year ended
                                   June 30        September 30       December 31        March 31         March 31
                                   -------        ------------       -----------        --------         --------
YEAR ENDED MARCH 31, 2005
   Net revenues                  $       --        $       --        $       --       $       --       $       --
   Gross profit                          --                --                --               --               --
   Net loss from operations          (5,801)           (1,457)           (1,974)          (1,688)         (10,920)
   Basic and fully diluted
    earnings per share                  nil               nil               nil              nil              nil
   Weighted-average
    number of shares
    outstanding                   2,720,000         2,720,000         2,720,000        2,720,000        2,720,000

The  Company   experiences   fluctuations  in  quarterly   operating   expenses,
principally professional services, which are charged to expense as the services are incurred.

                (Remainder of this page left blank intentionally)

                            (Signature page follows)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         NETWORK CAPITAL, INC.


Dated: July 12, 2006                     By: /s/ Bruce Cairney
       -------------                        ------------------------------------
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


Dated: July 12, 2006                     By: /s/ Bruce Cairney
       -------------                        ------------------------------------
                                                                   Bruce Cairney
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director